Form 10-Q
period 2018-06-30
Unum Therapeutics Inc.
filed 2018-08-13
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of July 31, 2018, the registrant had 29,867,248 shares of common stock, $0.001 par value per share, outstanding.

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

ii

Unum Therapeutics Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNUM THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$46,732	$28,270
Marketable securities	47,715	12,691
Accounts receivable	1,202	830
Prepaid expenses and other current assets	1,412	513
Restricted cash	50	75

Total current assets	97,111	42,379
Property and equipment, net	3,938	4,108
Restricted cash	1,255	1,255
Deferred offering costs	—	1,373
Other assets	419	—

Total assets	$102,723	$49,115

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (deficit)
Current liabilities:
Accounts payable	$1,664	$1,346
Accrued expenses and other current liabilities	2,787	2,953
Deferred revenue	20,363	6,891

Total current liabilities	24,814	11,190
Deferred rent	888	906
Deferred revenue, net of current portion	346	8,714

Total liabilities	26,048	20,810

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series A and B), $0.001 par value; no shares and 20,791,407 shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares and 20,771,850 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; liquidation preference of $77,297 at December 31, 2017	—	77,151

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares and 60,040,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 29,867,248 shares and 10,201,690 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	30	10
Additional paid-in capital	149,943	2,499
Accumulated other comprehensive loss	(13)	(16)
Accumulated deficit	(73,285)	(51,339)

Total stockholders’ equity (deficit)	76,675	(48,846)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$102,723	$49,115

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$1,666	$2,079	$3,886	$3,906

Operating expenses:
Research and development	9,126	7,141	17,268	14,093
General and administrative	1,979	971	3,043	1,915

Total operating expenses	11,105	8,112	20,311	16,008

Loss from operations	(9,439)	(6,033)	(16,425)	(12,102)

Other income (expense):
Interest income	259	97	340	187
Other income, net	157	73	327	113

Total other income, net	416	170	667	300

Net loss	(9,023)	(5,863)	(15,758)	(11,802)

Accretion of redeemable convertible preferred stock to redemption value	—	(17)	(16)	(33)

Net loss attributable to common stockholders	$(9,023)	$(5,880)	$(15,774)	$(11,835)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.58)	$(0.80)	$(1.16)

Weighted average common shares outstanding, basic and diluted	29,155,790	10,190,228	19,732,542	10,190,228

Comprehensive loss:
Net loss	$(9,023)	$(5,863)	$(15,758)	$(11,802)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	(6)	(7)	3	(19)

Total other comprehensive income (loss)	(6)	(7)	3	(19)

Comprehensive loss	$(9,029)	$(5,870)	$(15,755)	$(11,821)

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,758)	$(11,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	639	564
Stock-based compensation expense	1,326	582
Premiums paid on marketable securities	—	(13)
Net amortization (accretion) of premiums (discounts) on marketable securities	(39)	5
Non-cash interest expense	11	9
Changes in operating assets and liabilities:
Accounts receivable	(372)	(330)
Prepaid expenses and other current assets	(910)	(306)
Other assets	(419)	—
Accounts payable	503	440
Accrued expenses and other current liabilities	227	(423)
Deferred rent	(18)	7
Deferred revenue	(1,084)	(1,762)

Net cash used in operating activities	(15,894)	(13,029)

Cash flows from investing activities:
Purchases of property and equipment	(463)	(537)
Purchases of marketable securities	(47,682)	(6,500)
Maturities and sales of marketable securities	12,700	10,000

Net cash provided by (used in) investing activities	(35,445)	2,963

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	66,793	—
Proceeds from private placement concurrent with initial public offering	5,000	—
Proceeds from issuance of common stock upon stock option exercises	39	—
Payments of initial public offering costs	(2,056)	—

Net cash provided by financing activities	69,776	—

Net increase (decrease) in cash, cash equivalents and restricted cash	18,437	(10,066)
Cash, cash equivalents and restricted cash at beginning of period	29,600	42,576

Cash, cash equivalents and restricted cash at end of period	$48,037	$32,510

Supplemental disclosure of noncash investing and financing information:
Conversion of redeemable convertible preferred stock into common stock	$77,167	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$81	$70
Accretion of redeemable convertible preferred stock to redemption value	$16	$33

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

On April 3, 2018, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 5,770,000 shares of common stock at a public offering price of $12.00 per share, resulting in net proceeds of $61.5 million after deducting underwriting discounts and commissions and other offering costs. In addition, Seattle Genetics, Inc. (“Seattle Genetics”) purchased from the Company, concurrently with the IPO in a private placement, $5.0 million of shares of common stock at a price per share equal to the initial public offering price, or 416,666 shares (the “concurrent private placement”). The shares of common stock sold to Seattle Genetics in the concurrent private placement are not registered under the Securities Act of 1933, as amended, and are subject to a 180-day lock-up agreement with the underwriters of the IPO.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of redeemable convertible preferred stock, payments received in connection with a collaboration agreement, and most recently, with proceeds from the IPO and concurrent private placement completed in April 2018. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $15.8 million for the six months ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $73.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 13, 2018, the issuance date of the interim consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the interim consolidated financial statements, without considering available borrowings under the Company’s loan and security agreement.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will ultimately need to seek additional funding through equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements, partnerships, joint ventures, combinations or divestitures of one or more of its businesses. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Registration Statement on Form S-1, File No. 333-223414 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been made. The Company’s results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these condensed consolidated financial statements include, but are not limited to, revenue, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Classification and Accretion of Redeemable Convertible Preferred Stock

The Company classified redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. The carrying values of the redeemable convertible preferred stock were accreted to their respective redemption values from the date of issuance through the earliest date of redemption.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Revenue Recognition of Collaboration Agreements

On January 1, 2018, the Company adopted the new revenue standard, discussed below under the heading “Recently Adopted Accounting Pronouncements”, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new revenue standard provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of the new revenue standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services it transfers to the customer is determined to be probable.

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

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the following 12 months of the balance sheet date are classified as deferred revenue, net of current portion. At June 30, 2018, the Company had current deferred revenue of $20.4 million and deferred revenue, net of current portion of $0.3 million related to its collaboration. The Company recognized revenue of $1.7 million and $3.9 million during the three and six months ended June 30, 2018, respectively, from the deferred revenue balance at January 1, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. To the extent that the beginning deferred revenue balance is less than revenue to be recognized during the period, billings during the period are allocated to revenue. In the event that a collaboration agreement was to be terminated and the Company had no further performance obligations, the Company would recognize as revenue any portion of the upfront payment and other payments that had not previously been recorded as revenue and were classified as deferred revenue at the date of such termination.

Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At June 30, 2018, the Company has not capitalized any costs to obtain its contract.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step process to achieve this principle, and requires companies to use more judgment and make more estimates than under the previous guidance. The Company determined that these judgments and estimates include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 such that the standard became effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. The FASB subsequently issued amendments to ASU No. 2014-09 that had the same effective dates and transition requirements as ASU 2014-09, all of which collectively are herein referred to as “ASC 606”.

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

The adjustment is the result of the application of the new revenue standard regarding how entities should measure progress in satisfying performance obligations and the contract’s transaction price. Under ASC 606, the Company will recognize revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. In contrast, under the previous revenue standard, the Company recognized revenue on a straight-line basis over the estimated period of performance. In addition, under ASC 606, the estimated transaction price will include variable consideration for payments expected to be earned for preclinical research and clinical development activities through Phase I, which, under the previous standard, the Company was precluded from including in the estimated transaction price until such payments were determinable and due.

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

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with the new revenue standard requirements, the following tables summarize the impact of adoption on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated statements of cash flows (in thousands):

Consolidated Balance Sheet

	At June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Deferred revenue, current portion	$20,363	$7,471	$12,892
Deferred revenue, net of current portion	$346	$5,703	$(5,357)
Accumulated deficit	$(73,285)	$(65,750)	$(7,535)

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue	$1,666	$2,572	$(906)
Net loss	$(9,023)	$(8,117)	$(906)
Net loss attributable to common stockholders	$(9,023)	$(8,117)	$(906)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.28)	$(0.03)
Comprehensive loss	$(9,029)	$(8,123)	$(906)

	Six Months Ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue	$3,886	$5,233	$(1,347)
Net loss	$(15,758)	$(14,411)	$(1,347)
Net loss attributable to common stockholders	$(15,774)	$(14,427)	$(1,347)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.73)	$(0.07)
Comprehensive loss	$(15,755)	$(14,408)	$(1,347)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(15,758)	$(14,411)	$(1,347)
Change in deferred revenue	$(1,084)	$(2,431)	$1,347

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited consolidated statements of cash flows. The inclusion of restricted cash increased the beginning and ending balances of the unaudited consolidated statements of cash flows by $1.3 million for the six months ended June 30, 2018 and 2017.

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

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes (due within one year)	$44,776	$—	$(12)	$44,764
U.S. Treasury bills (due within one year)	2,952	—	(1)	2,951

	$47,728	$—	$(13)	$47,715

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes (due within one year)	$5,007	$—	$(10)	$4,997
U.S. government agency bonds (due within one year)	7,700	—	(6)	7,694

	$12,707	$—	$(16)	$12,691

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$29,414	$—	$29,414
U.S. Treasury notes	4,996	—	—	4,996
Marketable securities:
U.S. Treasury notes	44,764	—	—	44,764
U.S. Treasury bills	2,951	—	—	2,951

	$52,711	$29,414	$—	$82,125

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$24,196	$—	$24,196
Marketable securities:
U.S. Treasury notes	4,997	—	—	4,997
U.S. government agency bonds	—	7,694	—	7,694

	$4,997	$31,890	$—	$36,887

During the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$810	$1,315
Accrued professional fees	198	980
Accrued external research and development expense	874	478
Accrued other	905	180

	$2,787	$2,953

5. Collaboration Agreement

The Company has a collaboration agreement with Seattle Genetics, entered into in 2015, whereby the parties agreed to jointly develop two product candidates incorporating the Company’s ACTR platform and Seattle Genetics’ antibodies. Under the collaboration agreement, the Company conducts preclinical research and clinical development

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

activities related to the two specified product candidates through Phase I clinical development, and Seattle Genetics provides the funding for those activities. Under the collaboration agreement, the Company recognized revenue of $1.7 million and $3.9 million for the three and six months ended June 30, 2018, respectively, related to research and clinical development activities performed. The Company recognized $2.1 million and $3.9 million for the three and six months ended June 30, 2017, respectively, related to research and clinical development activities performed. As of June 30, 2018 and December 31, 2017, deferred revenue of $20.7 million and $15.6 million, respectively, was recorded related to this agreement. As noted in Note 2 above, deferred revenue was increased by $6.2 million as of January 1, 2018 upon adoption of ASC 606. As of June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation for preclinical research and clinical development activities related to the two specified product candidates through Phase I is estimated to be approximately $74.0 million, which is expected to be recognized as revenue through December 31, 2022.

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

No amounts have been borrowed as term loans under the Loan Agreement as of June 30, 2018. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property. Under the Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. There are no financial covenants associated with the Loan Agreement. Events of default under the Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse effects with respect to the Company.

7. Redeemable Convertible Preferred Stock

The Company issued Series A redeemable convertible preferred stock (the “Series A preferred stock”) and Series B redeemable convertible preferred stock (the “Series B preferred stock”). The Series A preferred stock and the Series B preferred stock are collectively referred to as the “Preferred Stock”. The Preferred Stock converted to shares of common stock on a 1:1.5701314513884 basis upon the closing of the IPO on April 3, 2018.

As of December 31, 2017, the Preferred Stock consisted of the following (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	12,297,276	12,297,276	$12,267	$12,297	7,832,001
Series B preferred stock	8,494,131	8,474,574	64,884	65,000	5,397,361

	20,791,407	20,771,850	$77,151	$77,297	13,229,362

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prior to the closing of the IPO, the holders of the Preferred Stock had the following rights and preferences:

Voting

The holders of Preferred Stock were entitled to vote, together with the holders of common stock, on matters submitted to stockholders for a vote. The holders of Preferred Stock were entitled to the number of votes equal to the number of common shares into which each such share of Preferred Stock could convert. In addition, the holders of Series A preferred stock, voting exclusively and as a separate class, were entitled to elect two directors of the Company. The holders of Series B preferred stock, voting exclusively and as a separate class, were entitled to elect one director of the Company.

Conversion

Each share of Preferred Stock was convertible at the option of the holder at any time after the date of issuance. Each share of Preferred Stock would have automatically converted into shares of common stock at the applicable conversion ratio then in effect upon the closing of a firm commitment public offering with at least $50.0 million of gross proceeds to the Company. Shares of Series A preferred stock would have automatically converted into shares of common stock at the applicable conversion ratio then in effect upon written consent of the holders of at least 65% of the then-outstanding shares of Series A preferred stock. Shares of Series B preferred stock would have automatically converted into shares of common stock at the applicable conversion ratio then in effect upon written consent of the holders of at least a majority of the then-outstanding shares of Series B preferred stock.

The conversion ratio of each series of Preferred Stock was determined by dividing the Original Issue Price of each series by the Conversion Price of each series. The Original Issue Price was $1.00 per share for Series A preferred stock and $7.67 per share for Series B preferred stock. The Conversion Price at issuance was $1.570131 per share for Series A preferred stock and $12.042908 per share for Series B preferred stock, subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization and other adjustments as set forth in the Company’s certificate of incorporation, as amended and restated.

Dividends

The holders of Preferred Stock were entitled to receive noncumulative dividends if and when declared by the Company’s board of directors. The Company could not declare, pay or set aside any dividends on shares of any other series of capital stock of the Company, other than dividends on common stock payable in common stock, unless the holders of the Series A and Series B preferred stock first received, or simultaneously received, a dividend on each outstanding share of Series A and Series B preferred stock in an amount at least equal to the greater of (i) $0.08 per share in the case of Series A preferred stock and $0.61 per share in the case of Series B preferred stock, each subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to such shares, and (ii) (A) in the case of a dividend on common stock or any class or series of stock that was convertible into common stock, that dividend per share of Preferred Stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of each share of Preferred Stock, or (B) in the case of a dividend on any class or series that was not convertible into common stock, at a rate per share of Preferred Stock determined by (1) dividing the amount of the dividend payable on each share of such class or series of capital stock by the Original Issue Price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination of or other similar recapitalization affecting such shares) and (2) multiplying such fraction by an amount equal to the Original Issue Price of each series of Preferred Stock. If the Company declared, paid or set aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of the Preferred Stock would have been calculated based upon the dividend on the class or series of capital stock that would have resulted in the highest Preferred Stock dividend. Stockholders were not entitled to any accruing dividends. No dividends had been declared or paid.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company or Liquidating Event (as described below), the holders of shares of Preferred Stock would have received, in preference to the common stockholders, an amount equal to the greater of (i) the Original Issue Price per share of the respective share of Preferred Stock, plus all dividends declared but unpaid on such shares, or (ii) the amount the holders would have received if the Preferred Stock were converted into common stock prior to such liquidation event. In the event that the assets available for distribution to the Company’s stockholders had not been sufficient to permit payment to the holders of Preferred Stock in the full amount to which they were entitled, the assets available for distribution would have been distributed on a pro rata basis among the holders of the Series A and Series B preferred stock. After the payment of all preferential amounts to the holders of the Preferred Stock then, to the extent available, the remaining assets available for distribution would have been distributed among the holders of the common stock ratably based on the number of shares of common stock held by each holder.

Unless the holders of at least two-thirds of the then-outstanding shares of Preferred Stock, voting together as a single class on an as-converted basis, elected otherwise, a Liquidating Event would have included a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company.

Redemption

At any time on or after June 10, 2020, shares of each of the Series A and Series B preferred stock were subject to mandatory redemption by the Company in three equal annual installments beginning 60 days after receipt of a notice of redemption from the holders of at least two-thirds of the combined voting power of the holders of outstanding shares of Series A and Series B preferred stock, voting together as a single class, in an amount equal to the Original Issue Price per share of each series of Preferred Stock plus any dividends declared but unpaid thereon.

8. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

9. Stock-Based Compensation

2015 Stock Incentive Plan

The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2015 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The board of directors could also delegate to one or more officers of the Company the power to grant awards to employees and certain officers of the Company. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted under the 2015 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of shares of common stock that could have been issued under the 2015 Plan was 4,144,876 shares. Upon effectiveness of the Company’s 2018 Stock Option and Incentive Plan, the (“2018 Plan”) in March 2018, the remaining 1,041,700 shares available under the 2015 Plan became available for issuance under the 2018 Plan and no future issuance will be made under the 2015 Plan. Additionally, outstanding options under the 2015 Plan that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future issuance under the 2018 Plan.

The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. Prior to the Company’s IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2018 Stock Option and Incentive Plan

On March 16, 2018, the Company’s stockholders approved the 2018 Plan, which became effective on March 27, 2018. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan is 2,800,721 plus the 1,041,700 shares of common stock remaining available for issuance under the 2015 Plan. The number of shares reserved shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of June 30, 2018, 3,080,796 shares remained available for future issuance under the 2018 Plan.

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

Stock Option Issuances

During the six months ended June 30, 2018, the Company granted options to employees, consultants and directors for the purchase of 829,546 shares of common stock with a weighted average grant-date fair value of $6.39 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$607	$246	$1,008	$506
General and administrative expenses	240	36	318	76

Total	$847	$282	$1,326	$582

As of June 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $9.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

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

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting for the effect of the TCJA to be provisional in accordance with SAB 118 at June 30, 2018. During the three and six months ended June 30, 2018, the Company did not make any adjustments to the provisional amounts recorded as a result of the TCJA.

Income Taxes

During the three and six months ended June 30, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amounts of its net deferred tax assets because, at June 30, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of June 30, 2018 and December 31, 2017, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2014. No federal or state tax audits are currently in process.

11. Commitments and Contingencies

Operating Leases

The Company leases its facility under a non-cancelable operating lease that expires in April 2023. Under the terms of the lease, the Company secured a $1.3 million letter of credit as security for its leased facility. The underlying cash securing this letter of credit has been classified as non-current restricted cash in the accompanying consolidated balance sheets. The lease includes annual rent escalations, which are accrued, such that rent expense is recognized on a straight-line basis over the terms of occupancy.

The following table summarizes the future minimum payments due under the operating leases as of June 30, 2018 (in thousands):

Year Ending December 31,
2018 (six months ending December 31)	$921
2019	1,878
2020	1,933
2021	1,989
2022	2,046
2023	689

$9,456

Rent expense for the three months ended June 30, 2018 and 2017 was $0.4 million and $0.4 million, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $0.9 million and $0.9 million, respectively.

In January 2017, the Company entered into a 12-month sublease agreement with a tenant for up to 2,500 square feet of general office and laboratory space at its headquarters. In December 2017, the Company entered into a new sublease agreement with a tenant for approximately 5,000 square feet of general office and laboratory space at its headquarters. The sublease ended in June 2018. The Company recognized $0.2 million and $0.1 million received

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

under the subleases as other income in the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2018 and 2017, respectively. The Company recognized $0.3 million and $0.1 million received under the subleases as other income in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018 and 2017, respectively.

License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $4.0 million as of June 30, 2018) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

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

Manufacturing Commitment

As of June 30, 2018, the Company had non-cancelable minimum purchase commitments under contract manufacturing agreements for payments totaling $1.7 million over the following 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2018 or December 31, 2017.

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

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(9,023)	$(5,863)	$(15,758)	$(11,802)
Accretion of redeemable convertible preferred stock to redemption value	—	(17)	(16)	(33)

Net loss attributable to common stockholders	$(9,023)	$(5,880)	$(15,774)	$(11,835)

Denominator:
Weighted average common shares outstanding, basic and diluted	29,155,790	10,190,228	19,732,542	10,190,228

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.58)	$(0.80)	$(1.16)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	June 30,
	2018	2017
Redeemable convertible preferred shares (as converted to common stock)	—	13,229,362
Stock options to purchase common stock	3,830,271	2,549,808

	3,830,271	15,779,170

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the three or six months ended June 30, 2018 or 2017.

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

We have a broad product pipeline that includes four clinical stage product candidates. Our most advanced product candidate is ACTR087 used in combination with rituximab, to treat adult patients with relapsed or refractory non-Hodgkin lymphoma (r/r NHL). In our ongoing Phase I clinical trial using this product candidate, we have demonstrated clinical proof of concept, as evidenced by ACTR T cell expansion and persistence, a favorable tolerability profile at the first dose level, and anti-tumor activity. We recently completed patient enrollment into the dose escalation phase of this trial and initiated testing in an expanded patient cohort using an optimized dose of ACTR087 to support potential registration trials. We expect to have updated data, including preliminary data from the cohort expansion part of this trial, by the end of 2018 and to report these at that time or in early 2019. Our second clinical stage product candidate, ACTR707 used in combination with rituximab, is being tested in adult patients with r/r NHL in a Phase I, multi-center, open-label clinical trial called ATTCK-20-03. ACTR707 is a modified ACTR construct designed to generate a more potent and sustained immune response to overcome immunosuppressive tumor microenvironments commonly found in solid tumor cancers. We are currently enrolling and dosing patients, and we expect to report initial data from the clinical trial in the fourth quarter of 2018. We plan to continue enrolling patients in this trial into 2019. Our third clinical stage product candidate, ACTR087 used in combination with SEA-BCMA, is the first product candidate resulting from our strategic collaboration with Seattle Genetics, Inc. (Seattle Genetics). We are currently enrolling and dosing adult patients with r/r multiple myeloma in a Phase I multi-center trial, and we expect to report initial data from this trial in the fourth quarter of 2018. Our fourth clinical stage product candidate is ACTR707 used in combination with trastuzumab. The FDA recently accepted our IND for ACTR707 used in combination with trastuzumab, and we expect to initiate a Phase I multi-center trial testing this product candidate in patients with HER2+ solid tumor cancers by the end of 2018.

Since our inception in 2014, we have focused significant efforts and financial resources on building our ACTR platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, our initial public offering of common stock and concurrent private placement (as further discussed below), and payments received under our collaboration agreement with Seattle Genetics. On April 3, 2018, we completed our initial public offering (IPO) of our common stock and issued and sold 5,770,000 shares of our common stock at a public offering price of $12.00 per share, resulting in net proceeds of approximately $61.5 million after deducting underwriting discounts and commissions and other offering costs. In addition, we completed a concurrent private placement of $5.0 million of shares of common stock at the public offering price of $12.00 per share, or 416,666 shares, with Seattle Genetics (the Concurrent Private Placement).

In connection with our IPO, we issued and sold an additional 215,000 shares of our common stock in April 2018 pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock at the public offering price of $12.00 and received additional net proceeds of $2.4 million after deducting underwriting discounts and commissions.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the six months ended June 30, 2018, we reported a net loss of $15.8 million. As of June 30, 2018, we had an accumulated deficit of $73.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2018, we had cash, cash equivalents, and marketable securities of $94.4 million and available borrowings under our loan and security agreement of $15.0 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least December 2019, without considering available borrowings under our loan and security agreement. See “—Liquidity and Capital Resources”.

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

Under the collaboration agreement with Seattle Genetics, we recognized revenue of $1.7 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, related to the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs. We recognized revenue of $3.9 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively, related to the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
ACTR087 used in combination with rituximab	$890	$1,312	$1,803	$2,923
ACTR707 used in combination with rituximab	1,300	281	2,442	682
ACTR087 used in combination with SEA-BCMA	719	580	1,345	825
Unallocated expenses	6,217	4,968	11,678	9,663

Total research and development expenses	$9,126	$7,141	$17,268	$14,093

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$1,666	$2,079	$(413)

Operating expenses:
Research and development	9,126	7,141	1,985
General and administrative	1,979	971	1,008

Total operating expenses	11,105	8,112	2,993

Loss from operations	(9,439)	(6,033)	(3,406)

Other income (expense):
Interest income	259	97	162
Other income, net	157	73	84

Total other income, net	416	170	246

Net loss	$(9,023)	$(5,863)	$(3,160)

Collaboration Revenue

Collaboration revenue recognized during the three months ended June 30, 2018 and 2017 of $1.7 million and $2.1 million, respectively, was due to the recognition of the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs by Seattle Genetics over the performance period. Effective January 1, 2018, we adopted the new revenue recognition standard, which changed the manner in which we recognize revenue from our collaboration agreement with Seattle Genetics. Under the new standard, we recognize revenue from the collaboration agreement by applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated 58-month performance period under the previous standard.

Research and Development Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ACTR087 used in combination with rituximab	$890	$1,312	$(422)
ACTR707 used in combination with rituximab	1,300	281	1,019
ACTR087 used in combination with SEA-BCMA	719	580	139
Unallocated expenses:
Personnel related (including stock-based compensation)	3,036	2,643	393
Laboratory supplies, facility related and other	3,181	2,325	856

Total research and development expenses	$9,126	$7,141	$1,985

Research and development expenses were $9.1 million for the three months ended June 30, 2018, compared to $7.1 million for the three months ended June 30, 2017. The decrease in direct external costs related to our ACTR087 used in combination with rituximab program of $0.4 million was primarily due to a decrease in manufacturing costs as there was no production activity in the second quarter of 2018. The increase in direct external costs related to our ACTR707 used in combination with rituximab program of $1.0 million was primarily due to an increase in clinical trial costs and manufacturing costs related to our Phase I clinical trial, which commenced in the fourth quarter of 2017. The increase in direct external costs incurred for our ACTR087 used in combination with SEA-BCMA program primarily related to increased clinical trial and manufacturing costs related to our Phase I clinical trial which commenced in the first quarter of 2018, partially offset by a decrease in consulting costs related to the IND filing in 2017. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics.

The increase in personnel-related costs of $0.4 million included in unallocated expenses was primarily a result of an increase in stock-based compensation expense. Personnel-related costs for the three months ended June 30, 2018 and 2017 included stock-based compensation expense of $0.6 million and $0.2 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in laboratory supplies, facility-related, and other costs of $0.9 million was primarily due to increased facilities costs related to scaling our manufacturing processes and increased consultant costs supporting all of our programs, partially offset by a decrease in laboratory animal costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $2.0 million, compared to $1.0 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to increased professional and consulting fees of $0.5 million, an increase in personnel-related costs of $0.3 million and an increase in facility related and other costs of $0.2 million. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to audit, accounting and investor relations, associated with operating as a public company. The increase in personnel-related costs was primarily due to higher stock-based compensation expense related to additional stock option grants and a higher value of our common stock. The increase in facility related and other costs was primarily due to increased insurance expense associated with operating as a public company.

Interest Income

Interest income for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.1 million, respectively. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO and concurrent private placement.

Other Income, Net

Other income, net for the three months ended June 30, 2018 was $0.2 million, compared to $0.1 million for the three months ended June 30, 2017. The increase in other income, net was primarily due to an increase in sublease income as the sublease in effect for the three months ended June 30, 2018 for a portion of our facilities was for a larger amount of space compared to the prior period.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,886	$3,906	$(20)

Operating expenses:
Research and development	17,268	14,093	3,175
General and administrative	3,043	1,915	1,128

Total operating expenses	20,311	16,008	4,303

Loss from operations	(16,425)	(12,102)	(4,323)

Other income (expense):
Interest income	340	187	153
Other income, net	327	113	214

Total other income, net	667	300	367

Net loss	$(15,758)	$(11,802)	$(3,956)

Collaboration Revenue

Collaboration revenue recognized during the six months ended June 30, 2018 and 2017 of $3.9 million and $3.9 million, respectively, was due to the recognition of the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs by Seattle Genetics over the performance period. Effective January 1, 2018, we adopted the new revenue recognition standard, which changed the manner in which we recognize revenue from our collaboration agreement with Seattle Genetics. Under the new standard, we recognize revenue from the collaboration agreement by applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated 58-month performance period under the previous standard.

Research and Development Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ACTR087 used in combination with rituximab	$1,803	$2,923	$(1,120)
ACTR707 used in combination with rituximab	2,442	682	1,760
ACTR087 used in combination with SEA-BCMA	1,345	825	520
Unallocated expenses:
Personnel related (including stock-based compensation)	5,751	5,014	737
Laboratory supplies, facility related and other	5,927	4,649	1,278

Total research and development expenses	$17,268	$14,093	$3,175

Research and development expenses were $17.3 million for the six months ended June 30, 2018, compared to $14.1 million for the six months ended June 30, 2017. The decrease in direct external costs related to our ACTR087 used in combination with rituximab program of $1.1 million was primarily due to a decrease in manufacturing costs as there was no production activity in the first half of 2018. The increase in direct external costs related to our ACTR707 used in combination with rituximab program of $1.8 million was primarily due to an increase in clinical trial costs and manufacturing costs related to our Phase I clinical trial, which commenced in the fourth quarter of 2017. The increase in direct external costs incurred for our ACTR707 used in combination with rituximab program primarily related to an increase in clinical trial costs and manufacturing costs related to our Phase I clinical trial, which commenced in the fourth quarter of 2017. The increase in direct external costs incurred for our ACTR087 used in combination with SEA-BCMA program primarily related to increased clinical trial and manufacturing costs related to our Phase I clinical trial which commenced in the first quarter of 2018, partially offset by a decrease in consulting costs related to the IND filing in 2017. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics.

The increase in personnel-related costs of $0.7 million included in unallocated expenses was primarily a result of an increase in stock-based compensation expense. Personnel-related costs for the six months ended June 30, 2018 and 2017 included stock-based compensation expense of $1.0 million and $0.5 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in laboratory supplies, facility-related, and other costs of $1.3 million was primarily due to increased facilities costs related to scaling our manufacturing processes and increased consultant costs supporting all of our programs, partially offset by a decrease in laboratory animal costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $3.0 million, compared to $1.9 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily due to increased professional and consulting fees of $0.5 million, an increase in personnel-related costs of $0.4 million and an increase in facility related and other costs of $0.2 million. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to audit, accounting and investor relations, associated with operating as a public company. The increase in personnel-related costs was primarily due to increased stock-based compensation expense due to additional stock option grants and a higher value of our common stock as well as increased overall compensation. The increase in facility related and other costs was primarily due to increased insurance expense associated with operating as a public company.

Interest Income

Interest income for the six months ended June 30, 2018 was $0.3 million, compared to $0.2 million for the six months ended June 30, 2017. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO and concurrent private placement.

Other Income, Net

Other income, net for the six months ended June 30, 2018 was $0.3 million, compared to $0.1 million for the six months ended June 30, 2017. The increase in other income, net was primarily due to an increase in sublease income as the sublease in effect for the three months ended June 30, 2018 for a portion of our facilities was for a larger amount of space compared to the prior period.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with our collaboration partner. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Prior to our IPO, we had funded our operations with proceeds from the sales of preferred stock and payments received under our collaboration agreement.

On April 3, 2018, we completed our IPO, and issued and sold 5,770,000 shares of common stock at a public offering price of $12.00 per share, resulting in net proceeds of $61.5 million after deducting underwriting discounts and commissions and other offering costs. We also completed the Concurrent Private Placement and sold 416,666 shares of common stock at a public offering price of $12.00 per share, resulting in proceeds of $5.0 million. On April 25, 2018, we issued and sold an additional 215,000 shares of our common stock at the IPO price of $12.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $2.4 million after deducting underwriting discounts and commissions.

As of June 30, 2018, we had cash, cash equivalents, and marketable securities of $94.4 million and available borrowings under our loan and security agreement of $15.0 million

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(15,894)	$(13,029)
Cash provided by (used in) investing activities	(35,445)	2,963
Cash provided by financing activities	69,776	—

Net increase (decrease) in cash, cash equivalents and restricted cash	$18,437	$(10,066)

Operating Activities

During the six months ended June 30, 2018, operating activities used $15.9 million of cash, primarily resulting from our net loss of $15.8 million and from net cash used by changes in our operating assets and liabilities of $2.1 million, partially offset by net non-cash charges of $1.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $1.1 million decrease in deferred revenue, after the impact of the adoption of the new revenue standard (ASC 606), a $0.9 million increase in prepaid expenses and other current assets, a $0.4 million increase in other assets and a $0.4 million increase in accounts receivable, partially offset by a $0.7 million increase in accounts payable and accrued expenses and other current liabilities.

During the six months ended June 30, 2017, operating activities used $13.0 million of cash, primarily resulting from our net loss of $11.8 million and net cash used by changes in our operating assets and liabilities of $2.4 million, partially offset by net non-cash charges of $1.1 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $1.8 million decrease in deferred revenue and increases of $0.3 million in both accounts receivable and prepaid expenses and other current assets.

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

Changes in accounts payable, accrued expenses, and prepaid expenses and other current assets and other assets in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $35.4 million, consisting of net purchases of marketable securities of $35.0 million and purchases of property and equipment of $0.5 million.

During the six months ended June 30, 2017, net cash provided by investing activities was $3.0 million, consisting primarily of net maturities of marketable securities of $3.5 million, partially offset by purchases of property and equipment of $0.5 million.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $69.8 million, consisting primarily of proceeds from our IPO in April 2018, net of underwriting discounts and commissions, of $66.8 million and proceeds from our concurrent private placement of $5.0 million, partially offset by payments of offering costs related to our IPO of $2.1 million.

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

No amounts had been borrowed as term loans under the Loan Agreement as of June 30, 2018.

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

As of June 30, 2018, we had cash, cash equivalents, and marketable securities of $94.4 million and available borrowings under our Loan Agreement of $15.0 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least December 2019, without considering available borrowings under our Loan Agreement. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 29, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of June 30, 2018, we had cash, cash equivalents, and marketable securities of $94.4 million, which consisted of cash, money market funds and U.S. Treasury bills and notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2018, we had no debt outstanding and are therefore are not subject to interest rate risk related to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in March 2014. Our net loss was $15.8 million for the six months ended June 30, 2018 and $25.5 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $73.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, product candidates.

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

Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize one of our product candidates, such as ACTR087 used in combination with rituximab and other product combinations that we develop using antibodies in combination with ACTR087 or ACTR707. All of our product candidates, including ACTR087 used in combination with rituximab and ACTR707 used in combination with rituximab, are in the early stages of development and will require additional clinical and non-clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because ACTR087 used in combination with rituximab and ACTR707 used in combination with rituximab are our two most advanced product candidates, and because all our other product candidates are based on our ACTR platform, if either of these product candidates encounters safety, efficacy, or manufacturing problems, developmental delays, regulatory, or commercialization difficulties or other problems, our development plans and business would be significantly harmed. For example, our Phase I clinical trial for ACTR087 used in combination with rituximab was placed on clinical hold in December 2017 pending submission of certain information relating to the trial. The clinical hold was removed in February 2018, following review of this information by the FDA.

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

Since the number of patients that we have dosed, or plan to dose, in our ongoing or planned clinical trials is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

A study design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we may have seen in prior clinical trials. Additionally, our inability to dose a sufficient number of patients in our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We may not be able to file investigational new drug applications (INDs) or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

Our timing of filing on future product candidates is dependent on further research. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

As of June 30, 2018, we had 53 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2018, we had working capital of $72.3 million and capital resources consisting of cash and cash equivalents and marketable securities of $94.4 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our current and planned clinical trials for ACTR087 used in combination with rituximab and ACTR707 used in combination with rituximab. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Our operating plan includes our efforts to advance ACTR087 used in combination with rituximab for adult patients with r/r B cell non-Hodgkin lymphoma through the completion of our ongoing Phase I clinical trial; to fund a Phase II clinical trial of ACTR087 used in combination with rituximab for adult patients with r/r non-Hodgkin lymphoma who received prior CD19 CAR-T therapy; to advance ACTR707 used in combination with rituximab for adult patients with r/r B cell non-Hodgkin lymphoma through the completion of our Phase I clinical trial; to fund a Phase I clinical trial of ACTR707 used in combination with trastuzumab for patients with HER2+ cancers; and to develop product candidates in earlier stages of development and any additional product candidates that we select, to expand headcount and internal capabilities, and for working capital and other general corporate purposes. However, we know that our existing cash, cash equivalents, and marketable securities, and our available borrowings under our loan and security agreement will not be sufficient to complete our planned Phase II clinical trial of ACTR087 used in combination with rituximab for adult patients with r/r non-Hodgkin lymphoma who received prior CD19 CAR-T therapy or our planned Phase I clinical trial of ACTR707 used in combination with trastuzumab for patients with HER2+ cancers, and we will need to raise additional funds to complete these trials. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

As of June 30, 2018, we had cash, cash equivalents, and marketable securities of $94.4 million and available borrowings under our loan and security agreement of $15.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2018, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Currently, with the exception of one European patent obtained from our in-licensed patent portfolio, which is validated in DE, FR, and GB, no other patents have issued from the patent applications that we own or in-license. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to ACTR087, ACTR707, and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain ACTR constructs we may not be able to obtain intellectual property to broad ACTR constructs in certain jurisdictions.

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

Our executive officers, directors, and 5% stockholders beneficially owned over 60% of our voting stock as of June 30, 2018. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The holders of 13,646,028 shares of our common stock as of June 30, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to the 2018 Plan, our management is authorized to grant stock options to our employees, directors, and consultants. The number of shares initially reserved for issuance under the 2018 Plan is 2,800,721 plus the 1,041,700 shares of common stock remaining available for issuance under the 2015 Stock Incentive Plan (2015 Plan). Additionally, the shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of June 30, 2018, 3,080,796 shares remained available for future issuance under the 2018 Plan. The number of shares of our common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2018 that were not registered under the Securities Act.

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

We received aggregate gross proceeds from our initial public offering of $71.8 million, or aggregate net proceeds of $63.9 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We received proceeds of $5.0 million from our concurrent private placement of 416,666 shares of common stock with Seattle Genetics.

As of June 30, 2018, we estimate that we have used approximately $8.0 million of the net proceeds from our initial public offering for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in marketable securities and money market accounts. There has been no material change in our planned use of the net proceeds from the IPO and concurrent private placement as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 29, 2018.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

4.1	Form of Stock Purchase Agreement between the Registrant and Seattle Genetics, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.2	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.3#	Employment Agreement by and between the Registrant and Charles Wilson (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.4#	Employment Agreement by and between the Registrant and Michael Vasconcelles (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.5#	Employment Agreement by and between the Registrant and Christiana Stamoulis (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.6#	Unum Therapeutics Inc. 2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.7#	Unum Therapeutics Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.8#	Unum Therapeutics Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
#	Indicates management contract or plan.
†

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNUM THERAPEUTICS INC.

Date: August 13, 2018	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Christiana Stamoulis
Christiana Stamoulis
President and Chief Financial Officer
(Principal Financial Officer)