Form 10-Q
period 2018-09-30
Unum Therapeutics Inc.
filed 2018-11-13
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 31, 2018, the registrant had 29,989,472 shares of common stock, $0.001 par value per share, outstanding.

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

•	the potential for our identified research priorities to advance our ACTR and BOXR platform;

•	the ability to license additional intellectual property relating to our product candidates from third-parties and to comply with our existing license agreements and collaboration agreements;

•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;

•	our ability to commercialize our products in light of the intellectual property rights of others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the scalability and commercial viability of our manufacturing methods and processes;

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop, and commercialize our product candidates;

•	the potential benefits of our existing collaboration with Seattle Genetics and our ability to attract other collaborators with development, regulatory, and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	the pricing and reimbursement of our product candidates, if approved;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	our use of the proceeds from the initial public offering and the concurrent private placement; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

i

Unum Therapeutics Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNUM THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$49,296	$28,270
Marketable securities	37,824	12,691
Accounts receivable	1,419	830
Prepaid expenses and other current assets	960	513
Restricted cash	—	75

Total current assets	89,499	42,379
Property and equipment, net	3,613	4,108
Restricted cash	1,255	1,255
Deferred offering costs	—	1,373
Other assets	419	—

Total assets	$94,786	$49,115

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$803	$1,346
Accrued expenses and other current liabilities	5,495	2,953
Deferred revenue	20,086	6,891

Total current liabilities	26,384	11,190
Deferred rent	871	906
Deferred revenue, net of current portion	—	8,714

Total liabilities	27,255	20,810

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series A and B), $0.001 par value; no shares and 20,791,407 shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares and 20,771,850 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; liquidation preference of $77,297 at December 31, 2017	—	77,151

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares and 60,040,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 29,924,589 shares and 10,201,690 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	30	10
Additional paid-in capital	150,978	2,499
Accumulated other comprehensive loss	(24)	(16)
Accumulated deficit	(83,453)	(51,339)

Total stockholders’ equity (deficit)	67,531	(48,846)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$94,786	$49,115

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$2,043	$2,331	$5,929	$6,237

Operating expenses:
Research and development	10,252	8,177	27,520	22,270
General and administrative	2,367	1,324	5,410	3,239

Total operating expenses	12,619	9,501	32,930	25,509

Loss from operations	(10,576)	(7,170)	(27,001)	(19,272)

Other income (expense):
Interest income	405	100	745	287
Other income, net	3	70	330	183

Total other income, net	408	170	1,075	470

Net loss	(10,168)	(7,000)	(25,926)	(18,802)
Accretion of redeemable convertible preferred stock to redemption value	—	(16)	(16)	(49)

Net loss attributable to common stockholders	$(10,168)	$(7,016)	$(25,942)	$(18,851)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.69)	$(1.12)	$(1.85)

Weighted average common shares outstanding, basic and diluted	29,879,476	10,192,189	23,169,348	10,190,889

Comprehensive loss:
Net loss	$(10,168)	$(7,000)	$(25,926)	$(18,802)

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	(11)	19	(8)	—

Total other comprehensive income (loss)	(11)	19	(8)	—

Comprehensive loss	$(10,179)	$(6,981)	$(25,934)	$(18,802)

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(25,926)	$(18,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	969	864
Stock-based compensation expense	2,186	881
Premiums paid on marketable securities	—	(13)
Net amortization (accretion) of premiums (discounts) on marketable securities	(159)	10
Non-cash interest expense	16	14
Changes in operating assets and liabilities:
Accounts receivable	(589)	(583)
Prepaid expenses and other current assets	(463)	(568)
Other assets	(419)	—
Accounts payable	(349)	743
Accrued expenses and other current liabilities	3,007	714
Deferred rent	(35)	3
Deferred revenue	(1,707)	(2,582)

Net cash used in operating activities	(23,469)	(19,319)

Cash flows from investing activities:
Purchases of property and equipment	(549)	(812)
Purchases of marketable securities	(47,682)	(6,500)
Maturities and sales of marketable securities	22,700	16,000

Net cash provided by (used in) investing activities	(25,531)	8,688

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	66,793	—
Proceeds from private placement concurrent with initial public offering	5,000	—
Proceeds from issuance of common stock upon stock option exercises	214	15
Payments of initial public offering costs	(2,056)	(10)

Net cash provided by financing activities	69,951	5

Net increase (decrease) in cash, cash equivalents and restricted cash	20,951	(10,626)
Cash, cash equivalents and restricted cash at beginning of period	29,600	42,576

Cash, cash equivalents and restricted cash at end of period	$50,551	$31,950

Supplemental disclosure of noncash investing and financing information:
Conversion of convertible redeemable preferred stock into common stock	$77,154	$—
Purchases of property and equipment included in accounts payable	$—	$15
Deferred offering costs included in accounts payable and accrued expenses	$—	$127
Accretion of redeemable convertible preferred stock to redemption value	$16	$49

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Unum Therapeutics Inc. (“Unum” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel immunotherapy products designed to harness the power of a patient’s immune system to cure cancer. The Company’s proprietary technologies include Antibody-Coupled T cell Receptor (“ACTR”), a universal, engineered cell therapy that is intended to be used in combination with a wide range of tumor-specific antibodies to target different tumor types, and Bolt-On Chimeric Receptor (“BOXR”), a novel approach to engineered T cell therapy designed specifically for solid tumor applications. Unum was incorporated in March 2014 under the laws of the State of Delaware.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of redeemable convertible preferred stock, payments received in connection with a collaboration agreement, and most recently, with proceeds from the IPO and concurrent private placement completed in April 2018. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $25.9 million for the nine months ended September 30, 2018. As of September 30, 2018, the Company had an accumulated deficit of $83.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 13, 2018, the issuance date of the interim consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the interim consolidated financial statements, without considering available borrowings under the Company’s loan and security agreement.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Registration Statement on Form S-1, File No. 333-223414 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made. The Company’s results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the following 12 months of the balance sheet date are classified as deferred revenue, net of current portion. At September 30, 2018, the Company had deferred revenue of $20.1 million related to its collaboration. The Company recognized revenue of $2.0 million and $5.9 million during the three and nine months ended September 30, 2018, respectively, from the deferred revenue balance at January 1, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. To the extent that the beginning deferred revenue balance is less than revenue to be recognized during the period, billings during the period are allocated to revenue. In the event that a collaboration agreement was to be terminated and the Company had no further performance obligations, the Company would recognize as revenue any portion of the upfront payment and other payments that had not previously been recorded as revenue and were classified as deferred revenue at the date of such termination.

Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At September 30, 2018, the Company has not capitalized any costs to obtain its contract.

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

In accordance with the new revenue standard requirements, the following tables summarize the impact of adoption on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated statements of cash flows (in thousands):

Consolidated Balance Sheet

	At September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Deferred revenue, current portion	$20,086	$7,764	$12,322
Deferred revenue, net of current portion	$—	$3,983	$(3,983)
Accumulated deficit	$(83,453)	$(75,114)	$(8,339)

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue	$2,043	$2,847	$(804)
Net loss	$(10,168)	$(9,364)	$(804)
Net loss attributable to common stockholders	$(10,168)	$(9,364)	$(804)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.31)	$(0.03)
Comprehensive loss	$(10,179)	$(9,375)	$(804)

	Nine Months Ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue	$5,929	$8,080	$(2,151)
Net loss	$(25,926)	$(23,775)	$(2,151)
Net loss attributable to common stockholders	$(25,942)	$(23,791)	$(2,151)
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(1.03)	$(0.09)
Comprehensive loss	$(25,934)	$(23,783)	$(2,151)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(25,926)	$(23,775)	$(2,151)
Change in deferred revenue	$(1,707)	$(3,858)	$2,151

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited consolidated statements of cash flows. The inclusion of restricted cash increased the beginning and ending balances of the unaudited consolidated statement of cash flows by $1.3 million for the nine months ended September 30, 2017 and increased the beginning balance of the unaudited consolidated statement of cash flows by $1.3 million for the nine months ended September 30, 2018.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years, and early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and liabilities on its consolidated balance sheet.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. While the Company continues to evaluate the impact of the adoption of ASU 2017-11, it does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. While the Company continues to evaluate the impact of the adoption of ASU 2018-07, it does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$37,848	$—	$(24)	$37,824

	$37,848	$—	$(24)	$37,824

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$5,007	$—	$(10)	$4,997
U.S. government agency bonds (due within one year)	7,700	—	(6)	7,694

	$12,707	$—	$(16)	$12,691

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$44,706	$—	$44,706
Marketable securities:
U.S. Treasury bills and notes	37,824	—	—	37,824

	$37,824	$44,706	$—	$82,530

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$24,196	$—	$24,196
Marketable securities:
U.S. Treasury bills and notes	4,997	—	—	4,997
U.S. government agency bonds	—	7,694	—	7,694

	$4,997	$31,890	$—	$36,887

During the three and nine months ended September 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$1,271	$1,315
Accrued professional fees	670	980
Accrued external research and development expense	1,538	478
Accrued other	2,016	180

	$5,495	$2,953

5. Collaboration Agreement

The Company has a collaboration agreement with Seattle Genetics, entered into in 2015, whereby the parties agreed to jointly develop two product candidates incorporating the Company’s ACTR platform and Seattle Genetics’ antibodies. Under the collaboration agreement, the Company conducts preclinical research and clinical development activities related to the two specified product candidates through Phase I clinical development, and Seattle Genetics provides the funding for those activities. Under the collaboration agreement, the Company recognized revenue of $2.0 million and $5.9 million for the three and nine months ended September 30, 2018, respectively, related to research and clinical development activities performed. The Company recognized $2.3 million and $6.2 million for the three and nine months ended September 30, 2017, respectively, related to research and clinical development activities performed. As of September 30, 2018 and December 31, 2017, deferred revenue of $20.1 million and $15.6 million, respectively, was recorded related to this agreement. As noted in Note 2 above, deferred revenue was increased by $6.2 million as of January 1, 2018 upon adoption of ASC 606. As of September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation for preclinical research and clinical development activities related to the two specified product candidates through Phase I is estimated to be approximately $71.3 million, which is expected to be recognized as revenue through December 31, 2022.

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

No amounts have been borrowed as term loans under the Loan Agreement as of September 30, 2018. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property. Under the Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. There are no financial covenants associated with the Loan Agreement. Events of default under the Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse effects with respect to the Company.

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

9. Stock-Based Compensation

2015 Stock Incentive Plan

The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2015 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The board of directors could also delegate to one or more officers of the Company the power to grant awards to employees and certain officers of the Company. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted under the 2015 Plan with service-based vesting conditions generally vest over four years and expire after ten years. The total number of shares of common stock that could have been issued under the 2015 Plan was 4,144,876 shares. Upon effectiveness of the Company’s 2018 Stock Option and Incentive Plan, the (“2018 Plan”) in March 2018, the remaining shares available under the 2015 Plan became available for issuance under the 2018 Plan and no future issuance will be made under the 2015 Plan. Additionally, outstanding options under the 2015 Plan that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future issuance under the 2018 Plan.

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

2018 Stock Option and Incentive Plan

On March 16, 2018, the Company’s stockholders approved the 2018 Plan, which became effective on March 27, 2018. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan is 2,800,721 plus the shares of common stock remaining available for issuance under the 2015 Plan. The number of shares reserved shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of September 30, 2018, 2,820,460 shares remained available for future issuance under the 2018 Plan.

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

Stock Option Issuances

During the nine months ended September 30, 2018, the Company granted options to employees, consultants and directors for the purchase of 873,528 shares of common stock with a weighted average grant-date fair value of $6.56 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$629	$261	$1,637	$767
General and administrative expenses	231	38	549	114

Total	$860	$299	$2,186	$881

As of September 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $9.4 million, which is expected to be recognized over a weighted average period of 2.74 years.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting for the effect of the TCJA to be provisional in accordance with SAB 118 at September 30, 2018. During the three and nine months ended September 30, 2018, the Company did not make any adjustments to the provisional amounts recorded as a result of the TCJA.

Income Taxes

During the three and nine months ended September 30, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amounts of its net deferred tax assets because, at September 30, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of September 30, 2018 and December 31, 2017, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2014. No federal or state tax audits are currently in process.

11. Commitments and Contingencies

Operating Lease

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

The following table summarizes the future minimum payments due under the operating lease as of September 30, 2018 (in thousands):

Year Ending December 31,
2018 (three months ending December 31)	$461
2019	1,878
2020	1,933
2021	1,989
2022	2,046
Thereafter	689

$8,996

Rent expense for the three months ended September 30, 2018 and 2017 was $0.4 million and $0.4 million, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $1.3 million and $1.3 million, respectively.

In January 2017, the Company entered into a 12-month sublease agreement with a tenant for up to 2,500 square feet of general office and laboratory space at its headquarters. In December 2017, the Company entered into a new sublease agreement with a tenant for approximately 5,000 square feet of general office and laboratory space at its headquarters. The sublease ended in June 2018. The Company recognized $0 and $0.1 million received under the subleases as other income in the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2018 and 2017, respectively. The Company recognized $0.3 million and $0.2 million received under the subleases as other income in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2018 and 2017, respectively.

License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $4.0 million as of September 30, 2018) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

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

Manufacturing Commitment

As of September 30, 2018, the Company had non-cancelable minimum purchase commitments under contract manufacturing agreements for payments totaling $1.5 million over the following 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 or December 31, 2017.

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

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,168)	$(7,000)	$(25,926)	$(18,802)
Accretion of redeemable convertible preferred stock to redemption value	—	(16)	(16)	(49)

Net loss attributable to common stockholders	$(10,168)	$(7,016)	$(25,942)	$(18,851)

Denominator:
Weighted average common shares outstanding, basic and diluted	29,879,476	10,192,189	23,169,348	10,190,889

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.69)	$(1.12)	$(1.85)

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

	September 30,
	2018	2017
Redeemable convertible preferred shares (as converted to common stock)	—	13,229,362
Stock options to purchase common stock	3,768,371	2,689,570

	3,768,371	15,918,932

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the three or nine months ended September 30, 2018 or 2017.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel immunotherapy products designed to harness the power of a patient’s immune system to cure cancer. Our proprietary technologies include a universal, engineered cell therapy, referred to as Antibody-Coupled T cell Receptor (ACTR), that is intended to be used in combination with a wide range of tumor-specific antibodies to target different tumor types.    In addition, we have developed a novel technology, Bolt-On Chimeric Receptor (BOXR), for improving engineered T cell functionality to enable solid tumor cancer applications through engineering the expression of specific proteins to overcome the immunosuppressive microenvironment found in solid tumors. The BOXR technology may be combined with ACTR T cells or with engineered T cells expressing a scFv chimeric receptor designed to directly recognize cancer cells. Our vision is to use our ACTR and BOXR derived product candidates to transform cancer treatment and deliver patient cures in many different hematologic and solid tumor cancers, improving upon current cell therapies.

We have a broad product pipeline that includes four clinical stage product candidates, composed of either ACTR087 or ACTR707 T cells co-administered with approved and commercially available antibodies or antibodies in preclinical or clinical development. ACTR087 is our original ACTR construct, comprising the ectodomain of CD16, the costimulatory domain of 4-1BB, and the signaling domain of CD3-zeta. ACTR707 is a modified ACTR construct selected for improved performance across a number of dimensions, including increased proliferation, cytokine secretion, and persistence in a repeat stimulation test. ACTR707 differs from ACTR087 in terms of its costimulatory domain (CD28) and other structural components. Our most advanced product candidates are ACTR087 and ACTR707, each used in combination with rituximab, to treat adult patients with relapsed or refractory non-Hodgkin lymphoma (r/r NHL). ACTR087 and ACTR707, each used in combination with rituximab, are being tested in ongoing, multi-center, open-label Phase I clinical trials called ATTCK-20-2 and ATTCK-20-03, respectively. We completed patient enrollment and dosing in the first dose level of the ATTCK-20-03 trial and presented preliminary data from this dose level on September 30, 2018 at the Fourth Annual CRI-CIMT-EATI-AACR International Cancer Immunotherapy Conference. We recently completed enrollment in the second dose level of this trial and are currently enrolling patients at the third dose level. We expect to report additional data from the dose escalation phase of the trial at the upcoming American Society of Hematology (ASH) meeting taking place December 1-4, 2018. We plan to continue enrolling patients in this trial into 2019. In the fourth quarter of 2017, we completed patient enrollment and dosing in the dose escalation phase of the ATTCK-20-2 trial, and in the second quarter of 2018, we initiated the cohort expansion phase of the trial using an optimized dose of ACTR087. Preliminary data from the dose escalation phase of the ATTCK-20-2 trial was presented on December 11, 2017 at the 59th ASH Annual Meeting and Exposition. In both Phase I trials, we believe that we have demonstrated clinical proof of concept, as evidenced by ACTR T cell expansion and persistence, a favorable tolerability profile at the first dose level, and anti-tumor activity. Based on emerging clinical data from the Phase I ATTCK-20-03 trial, the continuing progress in that trial, and our desire to efficiently manage resources, we recently selected ACTR707 used in combination with rituximab to be the lead lymphoma product candidate for advance to further clinical development. As a result of this decision, we intend to conclude enrollment in the ATTCK-20-2 study in the first half of 2019.

Our third clinical stage product candidate, ACTR087 used in combination with SEA-BCMA, is the first product candidate resulting from our strategic collaboration with Seattle Genetics, Inc. (Seattle Genetics). We are currently enrolling and dosing adult patients with r/r multiple myeloma in a Phase I multi-center trial, ATTCK-17-01. We expect to report initial data from this trial at the ASH meeting taking place December 1-4, 2018.

Our fourth clinical stage product candidate is ACTR707 used in combination with trastuzumab. We have an active IND to evaluate ACTR707 used in combination with trastuzumab as a potential treatment for HER2+ solid tumor cancers, and we expect to initiate a Phase I multi-center trial called ATTCK-34-01 testing this product candidate in patients with HER2+ solid tumor cancers by the end of 2018.

Since our inception in 2014, we have focused significant efforts and financial resources on building our ACTR platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, our initial public offering of common stock and concurrent private placement (as further discussed below), and payments received under our collaboration agreement with Seattle Genetics. On April 3, 2018, we completed our initial public offering (IPO) of our common stock and issued and sold 5,770,000 shares of our common stock at a public offering price of $12.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts and commissions and other offering costs. In addition, we completed a concurrent private placement of $5.0 million of shares of common stock at the public offering price of $12.00 per share, or 416,666 shares, with Seattle Genetics (Concurrent Private Placement).

In connection with our IPO, we issued and sold an additional 215,000 shares of our common stock on April 25, 2018, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock at the public offering price of $12.00 and received additional net proceeds of $2.4 million, after deducting underwriting discounts and commissions.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $25.9 million for the nine months ended September 30, 2018 and $25.5 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $83.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2018, we had cash, cash equivalents, and marketable securities of $87.1 million and available borrowings under our loan and security agreement of $15.0 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least June 2020, without considering available borrowings under our loan and security agreement. See “—Liquidity and Capital Resources”.

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

Under the collaboration agreement with Seattle Genetics, we recognized revenue of $2.0 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, related to the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs. We recognized revenue of $5.9 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively, related to the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$2,043	$2,331	$(288)

Operating expenses:
Research and development	10,252	8,177	2,075
General and administrative	2,367	1,324	1,043

Total operating expenses	12,619	9,501	3,118

Loss from operations	(10,576)	(7,170)	(3,406)

Other income (expense):
Interest income	405	100	305
Other income, net	3	70	(67)

Total other income, net	408	170	238

Net loss	$(10,168)	$(7,000)	$(3,168)

Collaboration Revenue

Collaboration revenue recognized during the three months ended September 30, 2018 and 2017 of $2.0 million and $2.3 million, respectively, was due to the recognition of the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs by Seattle Genetics over the performance period. Effective January 1, 2018, we adopted the new revenue recognition standard, which changed the manner in which we recognize revenue from our collaboration agreement with Seattle Genetics. Under the new standard, we recognize revenue from the collaboration agreement by applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated 58-month performance period under the previous standard.

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ACTR087 used in combination with rituximab	$1,149	$2,788	$(1,639)
ACTR707 used in combination with rituximab	1,092	683	409
ACTR087 used in combination with SEA-BCMA	1,544	560	984
ACTR707 used in combination with trastuzumab	239	—	239
Unallocated expenses:
Personnel related (including stock-based compensation)	3,174	2,480	694
Laboratory supplies, facility related and other	3,054	1,666	1,388

Total research and development expenses	$10,252	$8,177	$2,075

Research and development expenses were $10.3 million for the three months ended September 30, 2018, compared to $8.2 million for the three months ended September 30, 2017. The decrease in direct external costs related to our ACTR087 used in combination with rituximab program of $1.6 million was primarily due to a decrease in manufacturing costs as there was low production activity in the third quarter of 2018. The increase in direct external costs related to our ACTR707 used in combination with rituximab program of $0.4 million was primarily due to an increase in clinical trial costs and manufacturing costs related to our Phase I clinical trial, which commenced in the fourth quarter of 2017. The increase in direct external costs incurred for our ACTR087 used in combination with SEA-BCMA program primarily related to increased clinical trial and manufacturing costs related to our Phase I clinical trial which commenced in the first quarter of 2018. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics. We incurred costs related to our ACTR707 used in combination with trastuzumab program in connection with our IND filing.

The increase in personnel-related costs of $0.7 million included in unallocated expenses was primarily a result of an increase in stock-based compensation expense and an increase in overall compensation. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.6 million and $0.3 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in laboratory supplies, facility-related, and other costs of $1.4 million was primarily due to increased facilities costs related to scaling our manufacturing processes.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $2.4 million, compared to $1.3 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.3 million, increased professional and consulting fees of $0.5 million and an increase in facility related and other costs of $0.2 million. The increase in personnel-related costs was primarily due to higher stock-based compensation expense related to additional stock option grants and a higher value of our common stock. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to audit, accounting and investor relations, associated with operating as a public company. The increase in facility related and other costs was primarily due to increased insurance expense associated with operating as a public company.

Interest Income

Interest income for the three months ended September 30, 2018 and 2017 was $0.4 million and $0.1 million, respectively. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO and concurrent private placement.

Other Income, Net

Other income, net for the three months ended September 30, 2018 was less than $0.1 million, compared to $0.1 million for the three months ended September 30, 2017. The decrease in other income, net was primarily due to sublease income for the three months ended September 30, 2017, which we did not have in the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$5,929	$6,237	$(308)

Operating expenses:
Research and development	27,520	22,270	5,250
General and administrative	5,410	3,239	2,171

Total operating expenses	32,930	25,509	7,421

Loss from operations	(27,001)	(19,272)	(7,729)

Other income (expense):
Interest income	745	287	458
Other income, net	330	183	147

Total other income, net	1,075	470	605

Net loss	$(25,926)	$(18,802)	$(7,124)

Collaboration Revenue

Collaboration revenue recognized during the nine months ended September 30, 2018 and 2017 of $5.9 million and $6.2 million, respectively, was due to the recognition of the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs by Seattle Genetics over the performance period. Effective January 1, 2018, we adopted the new revenue recognition standard, which changed the manner in which we recognize revenue from our collaboration agreement with Seattle Genetics. Under the new standard, we recognize revenue from the collaboration agreement by applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated 58-month performance period under the previous standard.

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
ACTR087 used in combination with rituximab	$2,952	$5,711	$(2,759)
ACTR707 used in combination with rituximab	3,534	1,365	2,169
ACTR087 used in combination with SEA-BCMA	2,889	1,385	1,504
ACTR707 used in combination with trastuzumab	239	—	239
Unallocated expenses:
Personnel related (including stock-based compensation)	8,925	7,494	1,431
Laboratory supplies, facility related and other	8,981	6,315	2,666

Total research and development expenses	$27,520	$22,270	$5,250

Research and development expenses were $27.5 million for the nine months ended September 30, 2018, compared to $22.3 million for the nine months ended September 30, 2017. The decrease in direct external costs related to our ACTR087 used in combination with rituximab program of $2.8 million was primarily due to a decrease in manufacturing costs as there was no production activity in the first half of 2018 and low production in the third quarter of 2018. The increase in direct external costs related to our ACTR707 used in combination with rituximab program of $2.2 million was primarily due to an increase in clinical trial costs and manufacturing costs related to our Phase I clinical trial, which commenced in the fourth quarter of 2017. The increase in direct external costs incurred for our ACTR087 used in combination with SEA-BCMA program primarily related to increased clinical trial and manufacturing costs related to our Phase I clinical trial which commenced in the first quarter of 2018, partially offset by a decrease in consulting costs related to the IND filing in 2017. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics. We incurred costs related to our ACTR707 used in combination with trastuzumab program in connection with our IND filing.

The increase in personnel-related costs of $1.4 million included in unallocated expenses was primarily a result of an increase in stock-based compensation expense. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.6 million and $0.8 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in laboratory supplies, facility-related, and other costs of $2.7 million was primarily due to increased facilities costs related to scaling our manufacturing processes.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $5.4 million, compared to $3.2 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.7 million, increased professional and consulting fees of $1.1 million, and an increase in facility related and other costs of $0.4 million. The increase in personnel-related costs was primarily due to increased stock-based compensation expense due to additional stock option grants and a higher value of our common stock as well as increased overall compensation. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to audit, accounting and investor relations, associated with operating as a public company. The increase in facility related and other costs was primarily due to increased insurance expense associated with operating as a public company.

Interest Income

Interest income for the nine months ended September 30, 2018 was $0.7 million, compared to $0.3 million for the nine months ended September 30, 2017. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO and concurrent private placement.

Other Income, Net

Other income, net for the nine months ended September 30, 2018 was $0.3 million, compared to $0.2 million for the nine months ended September 30, 2017. The increase in other income, net was primarily due to an increase in sublease income as the sublease in effect for the nine months ended September 30, 2018 for a portion of our facilities was for a larger amount of space compared to the prior period.

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

As of September 30, 2018, we had cash, cash equivalents, and marketable securities of $87.1 million and available borrowings under our loan and security agreement of $15.0 million

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(23,469)	$(19,319)
Cash provided by (used in) investing activities	(25,531)	8,688
Cash provided by financing activities	69,951	5

Net increase (decrease) in cash, cash equivalents and restricted cash	$20,951	$(10,626)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $23.5 million of cash, primarily resulting from our net loss of $25.9 million and from net cash used by changes in our operating assets and liabilities of $0.6 million, partially offset by net non-cash charges of $3.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $1.7 million decrease in deferred revenue, after the impact of the adoption of the new revenue standard (ASC 606), a $0.6 million increase in accounts receivable, a $0.5 million increase in prepaid expenses and other current assets and a $0.4 million increase in other assets, all partially offset by a $2.7 million increase in accounts payable and accrued expenses and other current liabilities.

During the nine months ended September 30, 2017, operating activities used $19.3 million of cash, primarily resulting from our net loss of $18.8 million and net cash used by changes in our operating assets and liabilities of $2.3 million, partially offset by net non-cash charges of $1.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $2.6 million decrease in deferred revenue and increases of $0.6 million in both accounts receivable and prepaid expenses and other current assets, all partially offset by a $1.5 million increase in accounts payable and accrued expenses and other current liabilities.

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

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $25.5 million, consisting of net purchases of marketable securities of $25.0 million and purchases of property and equipment of $0.5 million.

During the nine months ended September 30, 2017, net cash provided by investing activities was $8.7 million, consisting primarily of net maturities of marketable securities of $9.5 million, partially offset by purchases of property and equipment of $0.8 million.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $70.0 million, consisting primarily of proceeds from our IPO in April 2018, net of underwriting discounts and commissions, of $66.8 million and proceeds from our concurrent private placement of $5.0 million, partially offset by payments of offering costs related to our IPO of $2.1 million.

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

No amounts had been borrowed as term loans under the Loan Agreement as of September 30, 2018.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, as a result of the IPO, we are incurring additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

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

As of September 30, 2018, we had cash, cash equivalents, and marketable securities of $87.1 million and available borrowings under our Loan Agreement of $15.0 million. We expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least June 2020, without considering available borrowings under our Loan Agreement. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 29, 2018 other than the increase to our manufacturing commitment. As of September 30, 2018, our manufacturing commitment is with two external CMOs and includes non-cancelable minimum quantities to be purchased over the next twelve months of $1.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of September 30, 2018, we had cash, cash equivalents, and marketable securities of $87.1 million, which consisted of cash, money market funds and U.S. Treasury bills and notes and agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2018, we had no debt outstanding and are therefore are not subject to interest rate risk related to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page i of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in March 2014. Our net loss was $25.9 million for the nine months ended September 30, 2018 and $25.5 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $83.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, product candidates.

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

Our business is highly dependent on the success of our lead lymphoma product candidate, ACTR707 used in combination with rituximab, our other ACTR-antibody combination that we develop, and other ACTR-antibody combinations that we may develop.

Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, ACTR707 used in combination with rituximab, and other product combinations that we develop using antibodies in combination with ACTR087 or ACTR707. All of our product candidates, including ACTR707 used in combination with rituximab, are in the early stages of development and will require additional clinical and non-clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because all our product candidates are based on our ACTR platform, if both ACTR087 and ACTR707 constructs encounter safety, efficacy, or manufacturing problems, developmental delays, regulatory, or commercialization difficulties or other problems, our development plans and business would be significantly harmed. For example, our Phase I clinical trial for ACTR087 used in combination with rituximab was placed on clinical hold in December 2017 pending submission of certain information relating to the trial. The clinical hold was removed in February 2018, following review of this information by the FDA.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including for our lead lymphoma product candidate ACTR707 used in combination with rituximab or any ACTR T cell product candidates used in combination with other antibodies, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy, or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

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

We designed our Phase I clinical trials of ACTR087 and ACTR707, each used in combination with rituximab, called ATTCK-20-2 and ATTCK-20-03, respectively, primarily to assess safety and efficacy in adult patients with r/r NHL. We recently selected ACTR707 used in combination with rituximab to be the lead lymphoma product candidate to advance to further clinical development. However, the preliminary results from the ATTCK-02-03 Phase I clinical trial may not be indicative of the final analysis of this Phase I clinical trial, especially given the small number of patients that have dosed in this trial. In addition, the Phase I results may not predict results for any further clinical testing of either ACTR087 or ACTR707 used in combination with rituximab or other product candidates that we have developed, such as ACTR087 used in combination with SEA-BCMA and ACTR T cells in combination with trastuzumab for the treatment of patients with HER2+ advanced cancers, or may develop in the future, using antibodies in combination with ACTR087 and ACTR707 or in different indications.

Additionally, as of the most recent data cutoff date for the ATTCK-20-2 trial of March 7, 2018, approximately 12% (two out of 17) of ACTR087 treated patients in ATTCK-20-2 experienced ACTR087-related severe cytokine release syndrome (CRS) and 6% (one out of 17) of patients experienced ACTR087-related neurotoxicity, which was fatal. Of the two events of CRS, one patient subsequently experienced a fatal case of enterococcal sepsis considered related to ACTR087 and one patient subsequently experienced a fatal case of sepsis considered not related to ACTR087. These events resulted in the FDA placing this trial on clinical hold in December 2017 pending submission of certain information relating to the ATTCK-20-2 clinical trial. The clinical hold was removed in February 2018, following review of this information by the FDA. Several protocol and dosing changes were made in early 2018, which we expect to reduce the incidence of severe adverse events and better manage those events that do occur. We recently selected ACTR707 used in combination with rituximab to be the lead lymphoma product candidate for further clinical development, and, as a result, we intend to conclude enrollment in the ATTCK-20-2 study in the first half of 2019. However, if severe safety events are observed in patients treated in spite of the modifications outlined above, the FDA may determine, at any time, that there is an unacceptable safety risk for patients and we may be required to stop the trial prior to the conclusion of the planned enrollment.

In addition, even if the ATTCK-20-03 trial and other currently ongoing or planned trials, such as ATTCK-17-01 Phase I clinical trial or ATTCK-34-01, are successfully initiated and/or completed, as applicable, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. For instance, although our lead product candidates will be dosed in refractory patients with antibodies that the patients have already received, we plan to test future product candidates in patients that have never received the co-administered antibody in prior treatment and with antibodies that have never been independently evaluated for safety or efficacy. As a result, it may be difficult to demonstrate that the ACTR construct, rather than the antibody alone, is causing an observed effect. We cannot guarantee that the FDA will view the ACTR construct as having efficacy even if positive results are observed in these clinical trials. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

We cannot guarantee that our ACTR product candidates or BOXR technology will show any functionality in the solid tumor environment.

While we plan to develop product candidates for use in solid tumor cancers, including ACTR707 used in combination with trastuzumab for HER2+ cancers, we cannot guarantee that our product candidates will show any functionality in the solid tumor environment. The cellular environment in which solid tumor cancers exist is inimical to T cells due to several factors including: (1) immunosuppressive cells (e.g., regulatory T cells (Tregs), myeloid derived suppressor cells (MDSCs)), (2) immunosuppressive enzymes and signaling molecules (e.g., IDO1, TGF-beta), (3) limited nutrients (e.g., oxygen, glucose), and (4) toxic metabolites (e.g., reactive oxygen species, lactic acid). Together, these factors can limit the ability of T cells, including ACTR T cells, both to penetrate into the solid tumor and to function properly once there. As a result of these and other solid tumor challenges, our product candidates may not demonstrate efficacy in solid tumors. For example, our ACTR-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in an immunosuppressive tumor microenvironment. In addition, the safety profile of our product candidates may differ in a solid tumor setting. If we are unable to make our product candidates function in solid tumor cancers, our development plans and business may be significantly harmed. We have preliminary pre-clinical data on a new technology platform called “BOXR,” or Bolt-on Chimeric Receptor, that we believe improves the functionality of T cells, enabling them to be more efficient in solid tumor cancers. However, the pre-clinical data we have is very new and requires additional development to determine the viability of the construct. Additionally, we have not yet chosen a nominee within the BOXR platform and may not be able to choose a nominee or further develop BOXR technology unless we obtain additional financing.

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

We expect to leverage the ACTR platform by submitting additional INDs in the future for ACTR T cell product candidates used in combination with other monoclonal antibodies. In addition, however, our timing of filing on future product candidates is dependent on further research. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities, or local regulatory authorities such as IRBs, could order us to cease clinical trials. Competent national health authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using ACTR to understand the side effect profile of ACTR for all clinical trials and upon any commercialization of any product candidates, if approved. Inadequate training in recognizing or managing the potential side effects of ACTR could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to trial sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	the perceived risks and benefits of our product candidate in the trial;

•	reporting of the preliminary results of any of our clinical trials; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before the manufacturing and infusion of our product candidates or trial completion.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect ACTR087 and ACTR707, each used in combination with rituximab, to initially target a small patient population that suffers from r/r NHL. Even if we obtain significant market share for our product candidates within our addressable patient population, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as first or second line therapy.

We may choose not to develop a potential product candidate, or we may suspend, deprioritize or terminate one or more discovery programs or pre-clinical or clinical product candidates or programs.

At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical or clinical product candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Accordingly, we may choose not to develop a potential product candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or pre-clinical or clinical product candidates or programs. For example, we have determined to conclude enrollment in our ATTCK-20-2 study in the first half of 2019 as a result of emerging clinical data from our

Phase I ATTCK-20-03 trial, the continuing progress in our ATTCK-20-03 trial, and our desire to efficiently manage resources for our clinical programs. If we suspend, deprioritize or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

We have developed a pipeline of product candidates and intend to pursue clinical development of additional product candidates that combine ACTR T cells with different antibodies and target different tumor types. Developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding beyond the net proceeds from our initial public offering (IPO) and concurrent private placement with Seattle Genetics, Inc. (Concurrent Private Placement), and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

We have developed, are developing, and intend to develop product candidates using ACTR087 or ACTR707 used in combination with one or more currently approved antibodies, such as rituximab for r/r NHL and trastuzumab for HER2+ cancers. If the FDA or similar regulatory authorities outside of the United States revoke approval of any antibodies we use in combination with ACTR087, ACTR707 or any ACTR T cell product, we will not be able to market any products made in combination with such revoked antibodies.

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

We also plan to consider ACTR087, ACTR707 or any other future ACTR product in combination with one or more other antibodies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States, as planned with our product candidate ACTR087 used in combination with SEA-BCMA in adult patients with r/r multiple myeloma. We will not be able to market and sell ACTR087, ACTR707 or any other future ACTR product in combination with any such unapproved antibodies that do not ultimately obtain marketing approval, either as a standalone or used in combination with our ACTR T cells. If the FDA or similar regulatory authorities outside of the United States determines that we need to demonstrate the separate safety or efficacy of the applicable antibodies, or if safety, efficacy, manufacturing, or supply issues arise with the antibodies we choose to evaluate in combination with ACTR087, ACTR707 or any other future ACTR construct we may develop, we may be unable to obtain approval of or market ACTR087, ACTR707 or any other future ACTR construct we may develop.

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

Specifically, by genetically engineering T cell products, we face significant competition in both the CAR technology and TCR space from multiple companies, including Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Juno Therapeutics, Inc. (a Celgene Corporation company), Novartis AG, and bluebird bio, Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

As of September 30, 2018, we had 56 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2018, we had working capital of $63.1 million and capital resources consisting of cash and cash equivalents and marketable securities of $87.1 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our current and planned clinical trials for ACTR087 and ACTR707, each used in combination with rituximab. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Our operating plan includes our efforts to advance our lead lymphoma product candidate ACTR707 used in combination with rituximab for adult patients with r/r B cell non-Hodgkin lymphoma through the completion of the dose escalation and the cohort expansion parts of the Phase I clinical trial; to advance our second lymphoma product candidate, ACTR087 used in combination with rituximab for adult patients with r/r non-Hodgkin lymphoma, through the conclusion of the Phase I clinical trial in the first half of 2019; to fund a Phase I clinical trial of ACTR707 used in combination with trastuzumab for patients with HER2+ cancers; and to develop product candidates in earlier stages of development and any additional product candidates that we select, to expand headcount and internal capabilities, and for working capital and other general corporate purposes. However, we know that our existing cash, cash equivalents, and marketable securities, and our available borrowings under our loan and security agreement will not be sufficient to complete our planned Phase I clinical trial of ACTR707 used in combination with trastuzumab for patients with HER2+ cancers and we will need to raise additional funds to complete this trial, or to progress into clinical development any additional product candidates that we may select. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable programs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

As of September 30, 2018, we had cash, cash equivalents, and marketable securities of $87.1 million and available borrowings under our loan and security agreement of $15.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2018, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

•

In order to utilize an additional manufacturer of our product candidates, we will be required to demonstrate comparability of the drug product produced by such a manufacturer to the FDA’s satisfaction before releasing the product for clinical use.

•

Our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.

•

Our third-party manufacturers might be unable to timely manufacture our product candidates, to produce comparable products or conduct consistent testing across sites, or produce the quantity and quality required to meet our clinical and commercial needs, if any.

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

We plan to advance our lead lymphoma product candidate, ACTR707 used in combination with rituximab, for the treatment of adult patients with r/r NHL through Phase I clinical trial. If we believe the Phase I data is compelling, we plan to advance that product candidate in further clinical development for the treatment of adult patients with r/r NHL and to discuss with the FDA the potential to move to a registration trial in r/r NHL upon completion of the current Phase I clinical trial of that product candidate. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase III clinical trials of the relevant biologic or drug in the relevant patient population. Phase III clinical trials typically involve hundreds of patients, have significant costs and take years to complete. The FDA may not believe our accelerated approval strategy to move directly to a registration trial for ACTR used in combination with rituximab in r/r NHL upon completion of the current Phase I clinical trial is warranted and may require a Phase III clinical trial or trials prior to approval.

Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•

the FDA or comparable foreign regulatory authorities may disagree with the number, design, or implementation of our clinical trials, including whether we have identified an appropriate surrogate marker or intermediate clinical endpoint to support an accelerated approval pathway;

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. Prior to initiating a clinical study, because of our use of a viral vector for production of our ACTR T cells, our clinical protocols have been subject to review by the NIH’s Recombinant DNA Advisory Committee (RAC). A Federal Register Notice in August 2018 proposed to remove this requirement for most gene therapy studies, which we interpret will include future studies that use ACTR T cell products. Adverse developments in clinical trials of genetically modified cell therapies conducted by other sponsors may cause FDA or other oversight bodies to change the requirements for clinical investigation and/or marketing authorization of any of our product candidates at any time.

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

Currently, we have obtained one European patent, which is validated in Germany, France, and Great Britain, and one Japanese patent from our in-licensed patent portfolio. No other patents have issued from the patent applications that we own or in-license. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

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

Composition of matter patents for biological and pharmaceutical products, such as ACTR-based product candidates, are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We have obtained issuances of composition of matter claims in one European patent from the licensed-in portfolio. We, however, cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to ACTR087, ACTR707, and BOXR constructs, and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights or are pursuing patent rights directed to certain ACTR constructs and BOXR constructs we may not be able to obtain intellectual property to broad ACTR constructs and BOXR constructs in certain jurisdictions.

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

Risks Related to Ownership of our Common Stock

An active trading market for our common stock may not be sustained.

Our common stock began trading on the Nasdaq Global Select Market on March 29, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Our executive officers, directors, and 5% stockholders beneficially owned over 60% of our voting stock as of September 30, 2018. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the Securities and Exchange Commission (the SEC), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the date of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

The lock-up entered into during our IPO lapsed on September 24, 2018. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after other legal restrictions on resale entered into during our IPO lapse, the trading price of our common stock could decline.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Stock Option and Incentive Plan (2018 Plan) will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 13,646,028 shares of our common stock as of September 30, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to the 2018 Plan, our management is authorized to grant stock options to our employees, directors, and consultants. The number of shares initially reserved for issuance under the 2018 Plan is 2,547,558 plus the 1,030,234 shares of common stock remaining available for issuance under the 2015 Stock Incentive Plan (2015 Plan). Additionally, the shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of September 30, 2018, 2,820,460 shares remained available for future issuance under the 2018 Plan. The number of shares of our common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

As of September 30, 2018, we estimate that we have used approximately $17.8 million of the net proceeds from our initial public offering for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in marketable securities and money market accounts. Our planned use of the net proceeds from the IPO and concurrent private placement as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 29, 2018 have been modified as a result of our decision to conclude enrollment in the ATTCK-20-2 study in the first half of 2019. We currently anticipate that the net proceeds will fund operating expenses and capital expenditures requirements through at least June 2020.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
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

UNUM THERAPEUTICS INC.

Date: November 13, 2018	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Christiana Stamoulis
Christiana Stamoulis
President and Chief Financial Officer
(Principal Financial Officer)