Form 10-Q
period 2019-06-30
Unum Therapeutics Inc.
filed 2019-08-12
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 30,660,554 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNUM THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$55,863	$55,671
Marketable securities	—	22,923
Accounts receivable	1,492	1,668
Prepaid expenses and other current assets	1,243	740
Total current assets	58,598	81,002
Operating lease, right-of-use asset	5,977	—
Property and equipment, net	2,632	3,251
Restricted cash	1,255	1,255
Other assets	846	419
Total assets	$69,308	$85,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,660	$1,519
Accrued expenses and other current liabilities	5,929	5,477
Operating lease liability	1,543	—
Deferred revenue	15,175	17,949
Total current liabilities	24,307	24,945
Deferred rent	—	748
Operating lease liability, net of current portion	5,243	—
Total liabilities	29,550	25,693
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 30,660,554 shares and 30,057,970 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	153,994	152,275
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(114,266)	(92,059)
Total stockholders’ equity	39,758	60,234
Total liabilities and stockholders’ equity	$69,308	$85,927

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$3,138	$1,666	$6,191	$3,886
Operating expenses:
Research and development	10,617	9,126	23,020	17,268
General and administrative	3,062	1,979	5,553	3,043
Total operating expenses	13,679	11,105	28,573	20,311
Loss from operations	(10,541)	(9,439)	(22,382)	(16,425)
Other income (expense):
Interest income	25	259	175	340
Other income, net	—	157	—	327
Total other income, net	25	416	175	667
Net loss	(10,516)	(9,023)	(22,207)	(15,758)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(16)
Net loss attributable to common stockholders	$(10,516)	$(9,023)	$(22,207)	$(15,774)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.31)	$(0.73)	$(0.80)
Weighted average common shares outstanding, basic and diluted	30,505,773	29,155,790	30,295,557	19,732,542
Comprehensive loss:
Net loss	$(10,516)	$(9,023)	$(22,207)	$(15,758)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	2	(6)	12	3
Total other comprehensive income (loss)	2	(6)	12	3
Comprehensive loss	$(10,514)	$(9,029)	$(22,195)	$(15,755)

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	—	$—	30,057,970	$30	$152,275	$(12)	$(92,059)	$60,234
Issuance of common stock upon exercise of stock options	—	—	60,852	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	726	—	—	726
Unrealized gains on marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(11,691)	(11,691)
Balances at March 31, 2019	—	$—	30,118,822	$30	$153,012	$(2)	$(103,750)	$49,290
Issuance of common stock upon exercise of stock options	—	—	541,732	—	97	—	—	97
Stock-based compensation expense	—	—	—	—	885	—	—	885
Unrealized gains on marketable securities	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(10,516)	(10,516)
Balances at June 30, 2019	—	$—	30,660,554	$30	$153,994	$—	$(114,266)	$39,758

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2017	20,771,850	$77,151	10,201,690	$10	$2,499	$(16)	$(51,339)	$(48,846)
Adjustment to retained earnings for change in accounting policy	—	—	—	—	—	—	(6,188)	$(6,188)
Issuance of common stock upon exercise of stock options	—	—	6,368	—	28	—	—	28
Stock-based compensation expense	—	—	—	—	479	—	—	479
Unrealized gains on marketable securities	—	—	—	—	—	9	—	9
Accretion of redeemable convertible preferred stock to redemption value	—	16	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(6,735)	(6,735)
Balances at March 31, 2018	20,771,850	$77,167	10,208,058	$10	$2,990	$(7)	$(64,262)	$(61,269)
Conversion of redeemable convertible preferred stock to common stock	(20,771,850)	(77,167)	13,229,362	13	77,154	—	—	$77,167
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs			5,985,000	6	63,942			$63,948
Proceeds from private placement concurrent with initial public offering	—	—	416,666	1	4,999	—	—	$5,000
Issuance of common stock upon exercise of stock options	—	—	28,162	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	847	—	—	847
Unrealized losses on marketable securities	—	—	—	—	—	(6)	—	(6)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,023)	(9,023)
Balances at June 30, 2018	—	—	29,867,248	$30	$149,943	$(13)	$(73,285)	$76,675

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,207)	$(15,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	661	639
Stock-based compensation expense	1,611	1,326
Realized losses (gains) on sales of marketable securities	2	—
Net amortization (accretion) of premiums (discounts) on marketable securities	(55)	(39)
Non-cash interest expense	—	11
Changes in operating assets and liabilities:
Accounts receivable	176	(372)
Prepaid expenses and other current assets	(503)	(910)
Operating lease, right-of-use asset	673	—
Other assets	(427)	(419)
Accounts payable	141	503
Accrued expenses and other current liabilities	558	227
Deferred rent	—	(18)
Operating lease liability	(718)	—
Deferred revenue	(2,774)	(1,084)
Net cash provided by (used in) operating activities	(22,862)	(15,894)
Cash flows from investing activities:
Purchases of property and equipment	(42)	(463)
Purchases of marketable securities	—	(47,682)
Maturities and sales of marketable securities	22,988	12,700
Net cash provided by (used in) investing activities	22,946	(35,445)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	66,793
Proceeds from private placement concurrent with initial public offering	—	5,000
Proceeds from issuance of common stock upon stock option exercises	108	39
Payments of initial public offering costs	—	(2,056)
Net cash provided by (used in) financing activities	108	69,776
Net increase (decrease) in cash, cash equivalents and restricted cash	192	18,437
Cash, cash equivalents and restricted cash at beginning of period	56,926	29,600
Cash, cash equivalents and restricted cash at end of period	$57,118	$48,037
Supplemental disclosure of noncash investing and financing information:
Conversion of redeemable convertible preferred stock into common stock	$—	$77,167
Purchases of property and equipment included in accounts payable	$—	$81
Accretion of redeemable convertible preferred stock to redemption value	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Unum Therapeutics Inc. (“Unum” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing potentially curative cell therapies to treat a broad range of cancer patients. Unum’s novel proprietary platforms include Antibody-Coupled T cell Receptor (“ACTR”), which is based on autologous engineered cellular therapies that combine the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses, and Bolt-On Chimeric Receptor (“BOXR”), which is designed to improve engineered T cells by identifying and incorporating a “bolt-on” transgene to overcome resistance of the solid tumor microenvironment to T cell attack. Unum was incorporated in March 2014 under the laws of the State of Delaware

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

On April 1, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows the Company to sell from time-to-time up to $150 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of June 30, 2019, no shares have been sold under this Sales Agreement.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $22.2 million for the six months ended June 30, 2019 and $34.5 million for the year ended December 31, 2018. As of June 30, 2019, the Company had an accumulated deficit of $114.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the interim consolidated financial statements, without considering available borrowings under the Company’s loan and security agreement.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, File No. 001-38443 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018 have been made. The Company’s results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Revenue Recognition for Collaboration Agreements

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

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the following 12 months of the balance sheet date are classified as deferred revenue, net of current portion. At June 30, 2019, the Company had deferred revenue of $15.2 million related to its collaboration. The Company recognized revenue of $3.1 and $6.2 million during the three and six months ended June 30, 2019, respectively, from the deferred revenue balance at December 31, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. To the extent that the beginning deferred revenue balance is less than revenue to be recognized during the period, billings during the period are allocated to revenue. In the event that a collaboration agreement was to be terminated and the Company had no further performance obligations, the Company would recognize as revenue any portion of the upfront payment and other payments that had not previously been recorded as revenue and were classified as deferred revenue at the date of such termination.

Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At June 30, 2019 and December 31, 2018, the Company has not capitalized any costs to obtain its contract.

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

Upon adoption of the new leasing standards, the Company recognized a lease liability of $7.5 million and a related right-of-use asset of $6.7 million on its consolidated balance sheet with the difference being due to the elimination of previously reported deferred rent. The adoption of the standard did not have a material impact on the results of operations or cash flows.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

Marketable securities by security type consisted of the following (in thousands):

June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills (due within one year)	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$22,935	$—	$(12)	$22,923
	$22,935	$—	$(12)	$22,923

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$2,619	$—	$2,619
Marketable securities:
U.S. Treasury bills	—	—	—	$—
	$—	$2,619	$—	$2,619

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$52,100	$—	$52,100
Marketable securities:
U.S. Treasury bills and notes	22,923	—	—	22,923
	$22,923	$52,100	$—	$75,023

During the three and six months ended June 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$1,230	$1,599
Accrued external research and development expense	2,417	1,799
Accrued external manufacturing costs	1,192	1,015
Other	1,090	1,064
	$5,929	$5,477

5. Collaboration Agreement

The Company has a collaboration agreement with Seattle Genetics, entered into in 2015, whereby the parties agreed to jointly develop two product candidates incorporating the Company’s ACTR platform and Seattle Genetics’ antibodies. Under the collaboration agreement, the Company conducts preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities. Under the collaboration agreement, the Company recognized revenue of $3.1 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $6.2 million and $3.9 million for the six months ended June 30, 2019 and 2018 related to research and clinical development activities performed. As of June 30, 2019, deferred revenue of $15.2 million was recorded related to this agreement. As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation for preclinical research and clinical development activities related to the two specified product candidates through Phase 1 is estimated to be approximately $42.4 million, which is expected to be recognized as revenue through December 31, 2022.

6. Loan and Security Agreement

The Company has a loan and security agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”), entered into in 2017, which provided for term loan borrowings of up to $15.0 million through January 19, 2019. Borrowings under the Loan Agreement bear interest at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 3.75%, and were payable over an interest-only period until January 19, 2019, followed by a 24-month period of equal monthly payments of principal and interest. All amounts outstanding as of the maturity date of January 19, 2021 become immediately due and payable. In January 2019, the Company amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. In June 2019, the Company further amended the Loan Agreement to extend the available date for borrowings from June 30, 2019 to June 30, 2020.

In connection with the Loan Agreement, the Company agreed to enter into warrant agreements with PWB pursuant to which warrants will be issued to purchase a number of shares of the Company’s capital stock equal to 1% of the amount of each term loan borrowing under the Loan Agreement, divided by the applicable exercise price.

No amounts have been borrowed as term loans under the Loan Agreement as of June 30, 2019. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property. Under the Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. There are no financial covenants associated with the Loan Agreement. Events of default under the Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse effects with respect to the Company.

7. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018 provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan is 2,800,721. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan will automatically increase on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,202,319 shares effective as of January 1, 2019. As of June 30, 2019, 2,370,027 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 314,000 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1 through January 1, 2027, by the least of (i) 500,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 300,580 shares effective as of January 1, 2019. As of June 30, 2019, no shares have been issued under the ESPP and 614,580 shares remain available for issuance.

Stock Option Issuances

During the six months ended June 30, 2019, the Company granted service-based options to participants for the purchase of 1,342,954 shares of common stock with a weighted average grant-date fair value of $2.44 per share.

During the six months ended June 30, 2019, the Company granted options to certain employees for the purchase of 560,000 shares of common stock with a weighted average grant-date fair value of $2.56 per share that vest under a combination of performance-based and service-based vesting conditions if certain performance vesting criteria are achieved on or before March 31, 2020. As of June 30, 2019, the Company has not recorded stock-based compensation expense as the performance conditions have not been deemed to be probable of being achieved.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$588	$607	$1,187	$1,008
General and administrative expenses	297	240	424	318
Total	$885	$847	$1,611	$1,326

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

The elements of the lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$443	$886
Variable lease cost (1)	276	581
Total lease cost	$719	$1,467

Other information
Operating cash flows used for operating leases	$1,512
Remaining lease term	3.84 years
Discount rate	6.25%

(1)	The variable lease costs for the quarter ended June 30, 2019 include common area maintenance and other operating charges.

The following table summarizes the future minimum payments due under the operating lease as of June 30, 2019 (in thousands):

Year Ending December 31,
2019	$948
2020	1,933
2021	1,989
2022	2,046
2023	689
Total future minimum lease payments	7,605
Less: imputed interest	819
Total operating lease liability	$6,786
Included in the consolidated balance sheet:
Current operating lease liability	$1,543
Operating lease liability, net of current portion	5,243
Total operating lease liability	$6,786

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

License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $4.1 million as of June 30, 2019) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

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

Manufacturing Commitment

As of June 30, 2019, the Company had non-cancelable minimum purchase commitments under contract manufacturing agreements for payments totaling $2.4 million over the following 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2019 or December 31, 2018.

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

9. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(10,516)	$(9,023)	$(22,207)	$(15,758)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(16)
Net loss attributable to common stockholders	$(10,516)	$(9,023)	$(22,207)	$(15,774)
Denominator:
Weighted average common shares outstanding, basic and diluted	30,505,773	29,155,790	30,295,557	19,732,542
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.31)	$(0.73)	$(0.80)

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

	June 30,
	2019	2018
Redeemable convertible preferred shares (as converted to common stock)	—	—
Stock options to purchase common stock	4,685,428	3,830,271
	4,685,428	3,830,271

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the three and six months ended June 30, 2019 and 2018.

11. Subsequent Events

Loan and Security Agreement Amendment

On July 31, 2019, the Company amended the Loan Agreement (see Note 6) (the “Fourth Amendment”). The Fourth Amendment amends the Loan Security Agreement to provide for changes to the primary depository requirements with Pacific Western Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are a clinical-stage biopharmaceutical company focused on developing potentially curative cell therapies to treat a broad range of cancer patients. Our novel proprietary platforms include Antibody-Coupled T cell Receptor (ACTR) and Bolt-On Chimeric Receptor (BOXR). Our preclinical and clinical pipeline programs that are developed from our ACTR and BOXR platforms are designed to improve the targeting and functionality of T cells to expand their use in hematologic and solid tumor cancers.

Our ACTR platform is based on autologous engineered cellular therapies that combine the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to expand the use of T cells in hematologic and solid tumor indications.  The BOXR platform is designed to improve engineered T cells by incorporating a “bolt-on” transgene to overcome resistance of the solid tumor microenvironment to T cell attack. BOXR bolt-on transgenes identified in this platform address a variety of immunosuppressive mechanisms of solid tumors and are expressed only in engineered T cells, allowing for the identification of a broad range of genes responsible for improving T cell functionality that may not be amenable to targeting by small molecule or biologic approaches. In addition, the BOXR bolt-on transgenes may be incorporated into several different types of therapeutic T cells.

Our pipeline consists of clinical and preclinical candidates derived from and early discovery efforts related to our ACTR and BOXR platforms. Our clinical programs relating to the ACTR platform consist of ACTR087 and ACTR707 T cells co-administered with approved and investigational antibodies. ACTR087 is our original ACTR construct, comprising the ectodomain of CD16, the costimulatory domain of 4-1BB, and the signaling domain of CD3-zeta. ACTR707 is our lead construct, and is modified for improved performance across a number of dimensions, including increased proliferation, cytokine secretion, and persistence in a repeat stimulation test. ACTR707 differs from ACTR087 based on its costimulatory domain (CD28) and other structural components. Our most advanced programs are comprised of ACTR087 or ACTR707 used in combination with rituximab to treat adult patients with relapsed or refractory CD20+ non-Hodgkin lymphoma (r/r NHL). These combinations are being tested in two ongoing, multi-center, dose-escalating open-label Phase 1 clinical trials called ATTCK-20-2 and ATTCK-20-03. In both Phase 1 trials, we believe that we have demonstrated clinical proof of concept, as evidenced by ACTR T cell expansion and persistence, a favorable tolerability profile at defined dose levels, and anti-tumor activity.

We completed patient enrollment and dosing of ACTR707 in combination with rituximab in the first three dose levels (Cohorts 1, 2 and 3) of the ATTCK-20-03 trial and presented preliminary data from patients in Cohorts 1 and 2 at the sixtieth annual American Society of Hematology (ASH) meeting in December 2018 (2018 ASH Meeting). We have subsequently provided updated results from patients in Cohort 3 confirming the clinical activity of ACTR707 with patients from Cohorts 1 and 2, with no dose-limiting toxicities. We completed patient enrollment in the fourth dose level (Cohort 4) and we expect to provide updates to this trial in late 2019.

In November 2018, we announced plans to deprioritize ACTR087 as the lead product candidate in order to advance the newer ACTR construct, ACTR707, in combination with rituximab in adult patients with r/r NHL. As a result of this decision, in May 2019, Unum announced its completion of enrollment in the Phase 1 ATTCK-20-2 trial with ACTR087. In July 2019, Unum announced that the U.S. Food and Drug Administration (FDA) placed a clinical hold on the ATTCK-20-2 trial. The clinical hold was initiated following the submission of a safety report by Unum to the FDA regarding one patient in the safety expansion cohort of the trial (Cohort 3). This patient experienced serious adverse events including neurotoxicity and cytomegalovirus infection, and respiratory distress and subsequently experienced septic shock that was fatal and reported by the investigator as related to ACTR087. Patients who previously received ACTR087 and have ongoing clinical responses continue to receive rituximab infusions, with continued monitoring for adverse events. Since the initial announcement, the FDA has communicated the ATTCK-20-2 trial as a partial clinical hold. We continue to work closely with the FDA to further review these events and plans to report data from the ATTCK-20-2 trial at the end of 2019.

Our third program, ACTR087 used in combination with SEA-BCMA, is the first program resulting from our strategic collaboration with Seattle Genetics, Inc. (Seattle Genetics). We are currently enrolling and dosing adult patients with r/r multiple myeloma in a Phase 1 multi-center trial, ATTCK-17-01. We reported initial data from the first three cohorts of this trial at the 2018

ASH Meeting. We are currently enrolling and dosing patients in higher dose cohorts and expect to report data from multiple dose cohorts in the second half of 2019.

Our fourth program is ACTR707 used in combination with trastuzumab as a potential treatment for advanced HER2+ solid tumor cancers, and in December 2018 we initiated a Phase 1 multi-center trial called ATTCK-34-01. We plan to continue to enroll patients into this dose escalation trial and to report clinical trial updates, including preliminary safety data at the end of 2019.

Our fifth program is derived from our BOXR platform and is designated BOXR1030. BOXR1030 is comprised of a GPC3 CAR T cell therapy that includes an undisclosed bolt-on transgene expected to improve T cell metabolism and, preserve functionality in the environment of highly glycolytic tumors. We have initiated formal preclinical development activities, including preclinical safety testing and GMP process development, to support filing of an investigational new drug (IND) application and plan to present preclinical data regarding BOXR1030 in the second half of 2019.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $22.2 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $114.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2019, we had cash and cash equivalents of $55.9 million and available borrowings under our loan and security agreement of $15.0 million. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into early 2021, without considering available borrowings under our loan and security agreement. See “—Liquidity and Capital Resources”.

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

The Company has a collaboration agreement with Seattle Genetics whereby the parties agreed to jointly develop two product candidates incorporating our ACTR platform and Seattle Genetics’ antibodies. Under the collaboration agreement, the Company conducts preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities.

Under the collaboration agreement with Seattle Genetics, we recognized revenue of $3.1 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $6.2 million and $3.9 million for the six months ended June 30, 2019 and 2018 related to the upfront payment received from Seattle Genetics under our collaboration agreement as well as reimbursements of research and development costs.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$3,138	$1,666	$1,472
Operating expenses:
Research and development	10,617	9,126	1,491
General and administrative	3,062	1,979	1,083
Total operating expenses	13,679	11,105	2,574
Loss from operations	(10,541)	(9,439)	(1,102)
Other income (expense):
Interest income	25	259	(234)
Other income, net	—	157	(157)
Total other income, net	25	416	(391)
Net loss	$(10,516)	$(9,023)	$(1,493)

Collaboration Revenue

Collaboration revenue recognized during the three months ended three months ended June 30, 2019 and 2018 of $3.1 million and $1.7 million, respectively, was due to the recognition of revenue from payments received from Seattle Genetics under our collaboration agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. The increase in collaboration revenue in 2019 as compared to same period in 2018 was due primarily to increased efforts to advance our programs.

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
ACTR087 used in combination with rituximab	$674	$890	$(216)
ACTR707 used in combination with rituximab	1,593	1,300	293
ACTR087 used in combination with SEA-BCMA	1,184	719	465
ACTR707 used in combination with trastuzumab	642	—	642
Unallocated expenses:
Personnel related (including stock-based compensation)	3,825	3,036	789
Laboratory supplies, facility related and other	2,699	3,181	(482)
Total research and development expenses	$10,617	$9,126	$1,491

Research and development expenses increased to $10.6 million for the three months ended June 30, 2019 from $9.1 million for the three months ended June 30, 2018. The overall increase in R&D expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily relates to increased clinical activity related to our on-going Phase 1 clinical trials. Direct external costs related to our ACTR087 in combination with rituximab program decreased $0.2 million primarily due a decrease in manufacturing and clinical costs as we completed enrollment in the first quarter of 2019. The increase in direct external costs related to our ACTR707 in combination with rituximab program of $0.3 million was primarily due to increased patient manufacturing and clinical costs in the current year compared to the same period in 2018. The increase in direct external costs incurred for our ACTR087 used in combination with SEA-BCMA program of $0.5 million primarily related to increased manufacturing and clinical trial costs related to our Phase 1 clinical trial which commenced in the first quarter of 2018. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics. We also incurred costs related to our ACTR707 used in combination with trastuzumab program, which we initiated in the fourth quarter of 2018.

The increase in personnel-related costs of $0.8 million included in unallocated expenses was primarily a result of an increase in overall compensation resulting from increased headcount in the three months ended June 30, 2019 and 2018. The decrease in laboratory supplies, facility-related, and other costs of $0.5 million was primarily due to streamlining our facilities costs related to our manufacturing processes.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $3.1 million, compared to $2.0 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to increased personnel costs of $0.3 million and professional and consulting fees of $0.7 million. The increase in personnel-related costs was primarily due to increased headcount. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to audit, accounting, legal and investor relations, associated with operating as a public company.

Interest Income

Interest income for the three months ended June 30, 2019 and 2018 was less than $0.1 million and $0.3 million, respectively. Interest income decreased primarily as a result of lower invested balances in the current year due to the use of cash proceeds received from our IPO and concurrent private placement to fund current operations.

Other Income, Net

Other income, net for the three months ended June 30, 2018 was $0.2 million primarily due to sublease income.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$6,191	$3,886	$2,305
Operating expenses:
Research and development	23,020	17,268	5,752
General and administrative	5,553	3,043	2,510
Total operating expenses	28,573	20,311	8,262
Loss from operations	(22,382)	(16,425)	(5,957)
Other income (expense):
Interest income	175	340	(165)
Other income, net	—	327	(327)
Total other income, net	175	667	(492)
Net loss	$(22,207)	$(15,758)	$(6,449)

Collaboration Revenue

Collaboration revenue recognized during the six months ended June 30, 2019 and 2018 of $6.2 million and $3.9 million, respectively, was due to the recognition of revenue from payments received from Seattle Genetics under our collaboration agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. The increase in collaboration revenue in the first six months of 2019 as compared to the first six months of 2018 was due primarily to increased efforts to advance our programs.

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
ACTR087 used in combination with rituximab	$2,461	$1,803	$658
ACTR707 used in combination with rituximab	2,908	2,442	466
ACTR087 used in combination with SEA-BCMA	2,694	1,345	1,349
ACTR707 used in combination with trastuzumab	886	—	886
Unallocated expenses:
Personnel related (including stock-based compensation)	7,602	5,751	1,851
Laboratory supplies, facility related and other	6,469	5,927	542
Total research and development expenses	$23,020	$17,268	$5,752

Research and development expenses increased to $23.0 million for the six months ended June 30, 2019 from $17.3 million for the six months ended June 30, 2018. The overall increase in R&D expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily relates to increased clinical activity related to our on-going Phase 1 clinical trials. The increase in direct external costs related to our ACTR087 used in combination with rituximab program of $0.7 million was primarily due to an increase in patient manufacturing during 2019 as compared to 2018. The increase in direct external costs related to our ACTR707 in combination with rituximab program of $0.5 million was primarily due to increased patient manufacturing and clinical costs in the current year compared to the same period in 2018. The increase in direct external costs incurred for our ACTR087 used in combination with SEA-BCMA program of $1.3 million primarily related to increased patient manufacturing and clinical costs related to our Phase 1 clinical trial which commenced in the first quarter of 2018. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics. We incurred costs related to our ACTR707 used in combination with trastuzumab program, which we initiated in the fourth quarter of 2018.

The increase in personnel-related costs of $1.9 million included in unallocated expenses was primarily a result of an increase in overall compensation and an increase in stock-based compensation expense due primarily to increased headcount. Personnel-related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.2 million and $1.0 million, respectively. The increase in laboratory supplies, facility-related, and other costs of $0.5 million was primarily due to increased facilities costs related to scaling our manufacturing processes.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $5.6 million, compared to $3.0 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to increased professional and consulting fees of $1.5 million, increases in personnel-related costs of $0.6 million and facility related and other costs of $0.4 million each. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to audit, accounting, legal and investor relations, associated with operating as a public company. The increase in personnel-related costs was primarily due to increased headcount. The increase in facility related and other costs was primarily due to increased insurance expense associated with operating as a public company.

Interest Income

Interest income for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.3 million, respectively. Interest income decrease primarily as a result of lower invested balances due to the use of cash proceeds received from our IPO and concurrent private placement to fund current operations.

Other Income, Net

Other income, net for the six months ended June 30, 2018 was $0.3 million primarily due to sublease income.

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

As of June 30, 2019, we had cash and cash equivalents of $55.9 million and available borrowings under our loan and security agreement of $15.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(22,862)	$(15,894)
Cash provided by investing activities	22,946	(35,445)
Cash provided by (used in) financing activities	108	69,776
Net increase (decrease) in cash, cash equivalents and restricted cash	$192	$18,437

Operating Activities

During the six months ended June 30, 2019, operating activities used $22.9 million of cash, primarily resulting from our net loss of $22.2 million and from net cash used by changes in our operating assets and liabilities of $2.9 million, partially offset by net non-cash charges of $2.2 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $2.8 million decrease in deferred revenue, a $0.2 million increase in accounts receivable and a $0.7 million decrease in accounts payable and accrued expenses and other current liabilities, all partially offset by a $0.9 million increase in prepaid expenses and other current assets and other assets.

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

Investing Activities

During the six months ended June 30, 2019, net cash provided by investing activities of $22.9 million consisted of maturities and sales of marketable securities of $23.0 million offset by purchases of property and equipment of $0.1 million. During the six months ended June 30, 2018, net cash used in investing activities was $35.4 million, consisting of net purchases of marketable securities of $35.0 million and purchases of property and equipment of $0.5 million.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $0.1 million from the proceeds from the issuance of common stock upon stock option exercises. During the six months ended June 30, 2018, net cash provided by financing activities was $69.8 million, consisting primarily of proceeds from our IPO in April 2018, net of underwriting discounts and commissions, of $66.8 million and proceeds from our concurrent private placement of $5.0 million, partially offset by payments of offering costs related to our IPO of $2.1 million.

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

In January 2019, we amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. We further amended the Loan Agreement in June 2019 to extend the available date for borrowings to June 30, 2020. No amounts had been borrowed as term loans under the Loan Agreement as of June 30, 2019.

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

As of June 30, 2019, we had cash and cash equivalents of $55.9 million and available borrowings under our Loan Agreement of $15.0 million. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into early 2021, without considering available borrowings under our Loan Agreement. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than as disclosed below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as filed with the SEC.

Our business is highly dependent on the success of our lead lymphoma product candidate, ACTR707 used in combination with rituximab, our other ACTR-antibody combination that we develop, other ACTR-antibody combinations that we may develop, and potential BOXR product candidates that we develop, including BOXR1030.

Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, ACTR707 used in combination with rituximab, other product combinations that we develop using antibodies in combination with ACTR087, ACTR707, BOXR 1030 and other product candidates that we develop using our BOXR platform. All of our product candidates, including ACTR707 used in combination with rituximab, are in the early stages of development and will require additional clinical and nonclinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because most of our product candidates are based on our ACTR platform, if both ACTR087 and ACTR707 constructs encounter safety, efficacy, or manufacturing problems, developmental delays, regulatory, or commercialization difficulties or other problems, our development plans and business would be significantly harmed. For example, our Phase 1 clinical trial for ACTR087 used in combination with rituximab was placed on clinical hold in July 2019, following submission of a safety report to the FDA. We are working closely with the FDA to review the events and have the clinical hold removed as quickly as possible, but we cannot guarantee that the FDA will remove the clinical hold.

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

We designed our Phase 1 clinical trials of ACTR087 and ACTR707, each used in combination with rituximab, called ATTCK-20-2 and ATTCK-20-03, respectively, primarily to assess safety and efficacy in adult patients with r/r NHL. We selected ACTR707 used in combination with rituximab to be the lead lymphoma product candidate to advance to further clinical development. However, the preliminary results from the ATTCK-20-03 Phase 1 trial may not be indicative of the final analysis of this Phase 1 clinical trial, especially given the small number of patients that have dosed in this trial. In addition, the Phase 1 results may not predict results for any further clinical testing of either ACTR087 or ACTR707 used in combination with rituximab or other product candidates that we have developed, such as ACTR087 used in combination with SEA-BCMA and ACTR T cells in combination with trastuzumab for the treatment of patients with HER2+ advanced cancers, or may develop in the future, using antibodies in combination with ACTR087 and ACTR707 or in different indications.

In July 2019, we announced that the FDA placed a clinical hold (since updated as a partial clinical hold) on the Phase 1 trial (ATTCK-20-2) evaluating ACTR087 in combination with rituximab in adult patients with r/r NHL. The clinical hold was initiated following the submission of a safety report by Unum to the FDA regarding one patient in the safety expansion cohort of the trial (Cohort 3). This patient experienced serious adverse events including neurotoxicity and cytomegalovirus infection, and respiratory distress. As an update to this case, this patient subsequently experienced septic shock that was fatal and reported by the investigator as related to ACTR087. Patients who previously received ACTR087 and have ongoing clinical responses continue to receive rituximab infusions, with continued monitoring for adverse events. In November 2018, we selected ACTR707 used in combination with rituximab to be the lead lymphoma product candidate for further clinical development, and the FDA may determine, at any time, that there is an unacceptable safety risk for patients and we may be required to stop the trial prior to the conclusion of the planned enrollment.

In addition, even if the ATTCK-20-03 trial and other currently ongoing or planned trials, such as ATTCK-17-01 or ATTCK-34-01 Phase 1 trials, are successfully initiated and/or completed, as applicable, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. For instance, although our lead product candidates will be dosed in refractory patients with antibodies that the patients have already received, we plan to test future product candidates in patients that have never received the co-administered antibody in prior treatment and with antibodies that have never been independently evaluated for safety or efficacy. As a result, it may be difficult to demonstrate that the ACTR construct, rather than the antibody alone, is causing an observed effect. We cannot guarantee that the FDA will view the ACTR construct as having efficacy even if positive results are observed in these clinical trials. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

In certain trials of CAR-based products, which also use an engineered T cell, side effects, such as CRS, neurotoxicity, cytomegalovirus infection, and respiratory distress, arose that resulted in risk, injury, or death to the patients. We observed some of these side effects in the second dose level and the safety expansion cohort level of our Phase 1 clinical trial of ACTR087 used in combination with rituximab, called ATTCK-20-2. These events resulted in the FDA placing the trial on clinical hold in December 2017 pending submission of certain information relating to the ATTCK-20-2 clinical trial. The clinical hold was removed in February 2018, following review of this information by the FDA. However, a second clinical hold was placed on the trial in July 2019 following submission of a safety report to the FDA. We cannot guarantee that the FDA will remove the clinical hold based on the additional information that we provide. We will likely continue to observe some or all of these side effects in our clinical trials at additional dosage levels. We have established safety management and monitoring guidelines for clinical investigators to detect and treat potential side effects. However, there is no guarantee that these medical interventions will be effective in preventing negative effects to the patient. Additionally, if we continue to observe severe side effects in our clinical trials, our ongoing clinical trials may be halted or put on an additional clinical hold prior to completion if there is an unacceptable safety risk for patients.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-223414) that was declared effective by the Securities and Exchange Commission, or SEC, on March 28, 2018. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $63.9 million. We received proceeds of $5.0 million from our concurrent private placement of 416,666 shares of common stock with Seattle Genetics. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of June 30, 2019, we estimate that we have used approximately $45.4 million of the net proceeds from our IPO and concurrent private placement for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in marketable securities and money market accounts. Our planned use of the net proceeds from the IPO and concurrent private placement as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 29, 2018 have been modified as a result of our decision to conclude enrollment in the ATTCK-20-2 study in the first half of 2019. We currently anticipate that the net proceeds will fund operating expenses and capital expenditures requirements into early 2021.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Third Amendment to Loan and Security Agreement by and between Pacific Western Bank and Registrant dated as of June 21, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed June 25, 2019)

10.2#	Employment Agreement by and between the Registrant and Matthew Osborne dated as of June 17, 2019

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

UNUM THERAPEUTICS INC.

Date: August 12, 2019	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Matthew Osborne
Matthew Osborne
Chief Financial Officer
(Principal Financial Officer)