Form 10-Q
period 2019-09-30
Unum Therapeutics Inc.
filed 2019-11-12
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 30,663,054 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNUM THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$45,882	$55,671
Marketable securities	—	22,923
Accounts receivable	880	1,668
Prepaid expenses and other current assets	1,216	740
Total current assets	47,978	81,002
Operating lease, right-of-use asset	5,634	—
Property and equipment, net	2,170	3,251
Restricted cash	1,255	1,255
Other assets	847	419
Total assets	$57,884	$85,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,594	$1,519
Accrued expenses and other current liabilities	6,538	5,477
Operating lease liability	1,581	—
Deferred revenue	14,717	17,949
Total current liabilities	24,430	24,945
Deferred rent	—	748
Operating lease liability, net of current portion	4,831	—
Total liabilities	29,261	25,693
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 30,663,054 shares and 30,057,970 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	154,782	152,275
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(126,189)	(92,059)
Total stockholders’ equity	28,623	60,234
Total liabilities and stockholders’ equity	$57,884	$85,927

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$1,020	$2,043	$7,211	$5,929
Operating expenses:
Research and development	10,335	10,252	33,355	27,520
General and administrative	2,721	2,367	8,274	5,410
Total operating expenses	13,056	12,619	41,629	32,930
Loss from operations	(12,036)	(10,576)	(34,418)	(27,001)
Other income (expense):
Interest income	31	405	206	745
Other income, net	82	3	82	330
Total other income, net	113	408	288	1,075
Net loss	(11,923)	(10,168)	(34,130)	(25,926)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(16)
Net loss attributable to common stockholders	$(11,923)	$(10,168)	$(34,130)	$(25,942)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.34)	$(1.12)	$(1.12)
Weighted average common shares outstanding, basic and diluted	30,661,125	29,879,476	30,418,752	23,169,348
Comprehensive loss:
Net loss	$(11,923)	$(10,168)	$(34,130)	$(25,926)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	—	(11)	12	(8)
Total other comprehensive income (loss)	—	(11)	12	(8)
Comprehensive loss	$(11,923)	$(10,179)	$(34,118)	$(25,934)

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	—	$—	30,057,970	$30	$152,275	$(12)	$(92,059)	$60,234
Issuance of common stock upon exercise of stock options	—	—	60,852	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	726	—	—	726
Unrealized gains on marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(11,691)	(11,691)
Balances at March 31, 2019	—	$—	30,118,822	$30	$153,012	$(2)	$(103,750)	$49,290
Issuance of common stock upon exercise of stock options	—	—	541,732	—	97	—	—	97
Stock-based compensation expense	—	—	—	—	885	—	—	885
Unrealized gains on marketable securities	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(10,516)	(10,516)
Balances at June 30, 2019	—	$—	30,660,554	$30	$153,994	$—	$(114,266)	$39,758
Issuance of common stock upon exercise of stock options	—	—	2,500	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	788	—	—	788
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,923)	(11,923)
Balances at September 30, 2019	—	$—	30,663,054	$30	$154,782	$—	$(126,189)	$28,623

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2017	20,771,850	$77,151	10,201,690	$10	$2,499	$(16)	$(51,339)	$(48,846)
Adjustment to retained earnings for change in accounting policy	—	—	—	—	—	—	(6,188)	$(6,188)
Issuance of common stock upon exercise of stock options	—	—	6,368	—	28	—	—	28
Stock-based compensation expense	—	—	—	—	479	—	—	479
Unrealized gains on marketable securities	—	—	—	—	—	9	—	9
Accretion of redeemable convertible preferred stock to redemption value	—	16	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(6,735)	(6,735)
Balances at March 31, 2018	20,771,850	$77,167	10,208,058	$10	$2,990	$(7)	$(64,262)	$(61,269)
Conversion of redeemable convertible preferred stock to common stock	(20,771,850)	(77,167)	13,229,362	13	77,154	—	—	$77,167
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	5,985,000	6	63,942	—	—	$63,948
Proceeds from private placement concurrent with initial public offering	—	—	416,666	1	4,999	—	—	$5,000
Issuance of common stock upon exercise of stock options	—	—	28,162	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	847	—	—	847
Unrealized losses on marketable securities	—	—	—	—	—	(6)	—	(6)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,023)	(9,023)
Balances at June 30, 2018	—	—	29,867,248	$30	$149,943	$(13)	$(73,285)	$76,675
Issuance of common stock upon exercise of stock options	—	—	57,611	—	175	—	—	$175
Stock-based compensation expense			—	—	860	—	$—	$860
Unrealized losses on marketable securities	—	—	—	—	—	(11)	—	$(11)
Net loss	—	—	—	—	—	—	(10,168)	(10,168)
Balances at September 30, 2018	—	—	29,924,859	$30	$150,978	$(24)	$(83,453)	$67,531

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,130)	$(25,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	979	969
Stock-based compensation expense	2,399	2,186
Realized losses (gains) on sales of marketable securities	2	—
Net amortization (accretion) of premiums (discounts) on marketable securities	(55)	(159)
Gain on sale of property and equipment	(82)	—
Non-cash interest expense	—	16
Changes in operating assets and liabilities:
Accounts receivable	788	(589)
Prepaid expenses and other current assets	(476)	(463)
Operating lease, right-of-use asset	1,016	—
Other assets	(428)	(419)
Accounts payable	75	(349)
Accrued expenses and other current liabilities	1,167	3,007
Deferred rent	—	(35)
Operating lease liability	(1,092)	—
Deferred revenue	(3,232)	(1,707)
Net cash provided by (used in) operating activities	(33,069)	(23,469)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(549)
Proceeds from sale of property and equipment	204	—
Purchases of marketable securities	—	(47,682)
Maturities and sales of marketable securities	22,988	22,700
Net cash provided by (used in) investing activities	23,172	(25,531)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	66,793
Proceeds from private placement concurrent with initial public offering	—	5,000
Proceeds from issuance of common stock upon stock option exercises	108	214
Payments of initial public offering costs	—	(2,056)
Net cash provided by (used in) financing activities	108	69,951
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,789)	20,951
Cash, cash equivalents and restricted cash at beginning of period	56,926	29,600
Cash, cash equivalents and restricted cash at end of period	$47,137	$50,551
Supplemental disclosure of noncash investing and financing information:
Conversion of redeemable convertible preferred stock into common stock	$—	$77,154
Purchases of property and equipment included in accounts payable	$—	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Unum Therapeutics Inc. (“Unum” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing curative cell therapies for cancer. Unum’s novel proprietary platforms include Antibody-Coupled T cell Receptor (“ACTR”), an autologous engineered cellular therapy that combines the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses, and Bolt-On Chimeric Receptor (“BOXR”), designed to improve the functionality of engineered T cells by identifying and incorporating a “bolt-on” transgene to overcome resistance of the solid tumor microenvironment to T cell attack. Unum was incorporated in March 2014 under the laws of the State of Delaware.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of September 30, 2019, no shares have been sold under this Sales Agreement.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $34.1 million for the nine months ended September 30, 2019 and $34.5 million for the year ended December 31, 2018. As of September 30, 2019, the Company had an accumulated deficit of $126.2 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the interim consolidated financial statements, without considering available borrowings under the Company’s loan and security agreement. However, the Company will require additional funding to complete the critical activities planned to support ongoing research and development.

The Company will need to seek additional funding through equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements, partnerships, joint ventures, combinations or divestitures of one or more of its businesses. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain sufficient funding in a timely manner, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, File No. 001-38443, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018 have been made. The Company’s results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the following 12 months of the balance sheet date are classified as deferred revenue, net of current portion. At September 30, 2019, the Company had deferred revenue of $14.7 million related to its collaboration and all such amounts are classified as current. The Company recognized revenue of $1.0 and $7.2 million during the three and nine months ended September 30, 2019, respectively, from the deferred revenue balance at December 31, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods. To the extent that the beginning deferred revenue balance is less than revenue to be recognized during the period, billings during the period are allocated to revenue. In the event that a collaboration agreement was to be terminated and the Company had no further performance obligations, the Company would recognize as revenue any portion of the upfront payment and other payments that had not previously been recorded as revenue and were classified as deferred revenue at the date of such termination.

Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At September 30, 2019 and December 31, 2018, the Company has not capitalized any costs to obtain its contract.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company is currently evaluating the impact that the adoption of ASU 2018-18 will have on its consolidated financial statements.

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

Marketable securities by security type consisted of the following (in thousands):

September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills (due within one year)	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$22,935	$—	$(12)	$22,923
	$22,935	$—	$(12)	$22,923

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$484	$—	$484
Marketable securities:
U.S. Treasury bills	—	—	—	$—
	$—	$484	$—	$484

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$52,100	$—	$52,100
Marketable securities:
U.S. Treasury bills and notes	22,923	—	—	22,923
	$22,923	$52,100	$—	$75,023

During the three and nine months ended September 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$2,259	$1,599
Accrued external research and development expense	2,618	1,799
Accrued external manufacturing costs	588	1,015
Other	1,073	1,064
	$6,538	$5,477

5. Collaboration Agreement

In 2015, the Company entered into a collaboration agreement with Seattle Genetics, whereby the parties agreed to jointly develop two product candidates incorporating the Company’s ACTR platform and Seattle Genetics’ antibodies (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, the Company conducts preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities. As a result of the Collaboration Agreement, the Company recognized revenue of $1.0 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $7.2 million and $5.9 million for the nine months ended September 30, 2019 and 2018 related to research and clinical development activities performed. As of September 30, 2019, deferred revenue of $14.7 million was recorded related to this agreement. As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation for preclinical research and clinical development activities related to the two specified product candidates through Phase 1 is estimated to be approximately $40.7 million, which is expected to be recognized as revenue through December 31, 2022.

In November 2019, the Company and Seattle Genetics suspended further development under the Collaboration Agreement. The impact to the Collaboration Agreement is outlined further in Note 11, “Subsequent Events.”

6. Loan and Security Agreement

The Company has a loan and security agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”), entered into in 2017, which provided for term loan borrowings of up to $15.0 million through January 19, 2019. Borrowings under the Loan Agreement bear interest at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 3.75%, and were payable over an interest-only period until January 19, 2019, followed by a 24-month period of equal monthly payments of principal and interest. All amounts outstanding as of the maturity date of January 19, 2021 become immediately due and payable. In January 2019, the Company amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. In June 2019, the Company further amended the Loan Agreement to extend the available date for borrowings from June 30, 2019 to June 30, 2020. On July 31, 2019, the Company amended the Loan Agreement to provide for changes to the primary depository requirements with PWB.

In connection with the Loan Agreement, the Company agreed to enter into warrant agreements with PWB pursuant to which warrants will be issued to purchase a number of shares of the Company’s capital stock equal to 1% of the amount of each term loan borrowing under the Loan Agreement, divided by the applicable exercise price.

No amounts have been borrowed as term loans under the Loan Agreement as of September 30, 2019. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property. Under the Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. There are no financial covenants associated with the Loan Agreement. Events of default under the Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse effects with respect to the Company.

7. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018 provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan is 2,800,721. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan will automatically increase on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,202,319 shares effective as of January 1, 2019. As of September 30, 2019, 2,372,248 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 314,000 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1 through January 1, 2027, by the least of (i) 500,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 300,580 shares effective as of January 1, 2019. The first six month offering period was initiated on July 1, 2019. As of September 30, 2019, no shares have been issued under the ESPP and 614,580 shares remain available for issuance.

Stock Option Issuances

During the nine months ended September 30, 2019, the Company granted service-based options to participants for the purchase of 1,665,418 shares of common stock with a weighted average grant-date fair value of $2.25 per share.

During the nine months ended September 30, 2019, the Company granted options to certain employees for the purchase of 635,000 shares of common stock with a weighted average grant-date fair value of $2.46 per share that vest under a combination of performance-based and service-based vesting conditions if certain performance vesting criteria are achieved on or before March 31, 2020. As of September 30, 2019, the Company has not recorded stock-based compensation expense as the performance conditions have not been deemed to be probable of being achieved.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$505	$629	$1,692	$1,637
General and administrative expenses	283	231	707	549
Total	$788	$860	$2,399	$2,186

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

The elements of the lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$443	$1,329
Variable lease cost (1)	254	835
Total lease cost	$697	$2,164

Other information
Operating cash flows used for operating leases	$2,240
Remaining lease term	3.58 years
Discount rate	6.25%

(1)	The variable lease costs for the quarter ended September 30, 2019 include common area maintenance and other operating charges.

The following table summarizes the future minimum payments due under the operating lease as of September 30, 2019 (in thousands):

Year Ending December 31,
2019	$474
2020	1,933
2021	1,989
2022	2,046
2023	689
Total future minimum lease payments	7,131
Less: imputed interest	719
Total operating lease liability	$6,412
Included in the consolidated balance sheet:
Current operating lease liability	$1,581
Operating lease liability, net of current portion	4,831
Total operating lease liability	$6,412

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

License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $4.0 million as of September 30, 2019) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

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

Manufacturing Commitment

As of September 30, 2019, the Company had non-cancelable minimum purchase commitments under contract manufacturing agreements for payments totaling $1.6 million over the following 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 or December 31, 2018.

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

9. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(11,923)	$(10,168)	$(34,130)	$(25,926)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(16)
Net loss attributable to common stockholders	$(11,923)	$(10,168)	$(34,130)	$(25,942)
Denominator:
Weighted average common shares outstanding, basic and diluted	30,661,125	29,879,476	30,418,752	23,169,348
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.34)	$(1.12)	$(1.12)

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

	September 30,
	2019	2018
Redeemable convertible preferred shares (as converted to common stock)	—	—
Stock options to purchase common stock	4,663,988	3,768,371
	4,663,988	3,768,371

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the three and nine months ended September 30, 2019 and 2018.

11. Subsequent Events

Collaboration Agreement with Seattle Genetics

In November 2019, the Company and Seattle Genetics suspended further development under the Collaboration Agreement, including suspension of further dose-escalation of the ATTCK-17-01 Phase 1 clinical trial, and the Company is reviewing the next steps with this program. In accordance with ASC 606, the Company has concluded that the performance obligations were not modified during the three or nine months ended September 30, 2019, and that the Company will account for the suspension of research and development activities in the fourth quarter of the fiscal year ended December 31, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing curative cell therapies for cancer. Our novel proprietary platforms include Antibody-Coupled T cell Receptor (ACTR) and Bolt-On Chimeric Receptor (BOXR). ACTR is an autologous engineered T-cell therapy that combines the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses. Our BOXR platform is designed to discover novel “bolt-on” transgenes to be co-expressed with chimeric-targeting receptors to improve the function of T cells in the solid tumor microenvironment. These BOXR discovery capabilities broadly evaluate T cell phenotype through a rigorous, multi-stage screening strategy that simulates the tumor microenvironment. BOXR bolt-on transgenes identified in this platform are designed to address a variety of immunosuppressive mechanisms of solid tumors, including metabolic competition, immune suppressor cells, and exhaustion due to chronic stimulation. Once discovered, BOXR transgenes are designed to be incorporated into several different types of therapeutic T cells, including both ACTR T cells and CAR-T cells, to impart new functionality to T cells. BOXR platform objectives include expanding the scope of biological mechanisms and transgenes in its proprietary BOXR library, enabling BOXR bolt-on applications for a broad range of immune cell therapies, including both autologous and allogeneic approaches, and advancing new BOXR product candidates into the clinic.

In November 2019, we announced a strategic shift to focus development on our ACTR and BOXR product candidates in solid tumors and supportive platform capabilities. Our priorities in solid tumors include completing the ongoing Phase 1 trial of ACTR707 in HER2+ cancers; advancing BOXR1030 towards the clinic with an anticipated IND filing in late 2020; and expanding our BOXR platform to accelerate discovery of new product candidates across a broad range of immune cell therapies, including both autologous and allogeneic approaches. With our focus on developing therapies for solid tumors, we will de-prioritize investment in our hematologic programs. Testing through the first four dose levels in the ongoing ATTCK-20-03 Phase 1 trial in non-Hodgkin lymphoma has now established proof-of-concept for ACTR707. Given favorable tolerability to date at relatively low doses, we plan to continue limited dose escalation to inform potential future development of the program in 2020.

ACTR707 was engineered for properties that optimize its function in solid tumors including increased proliferation, cytokine secretion, and persistence. Our first solid tumor clinical program is with ACTR707 used in combination with trastuzumab as a potential treatment for advanced HER2+ solid tumor cancers. In December 2018, we initiated a Phase 1 multi-center trial called ATTCK-34-01. We are currently enrolling patients into this dose escalation trial and expect to report preliminary safety data from patients treated in the first dose cohort by the end of 2019 and to report safety and clinical response data from multiple dose cohorts in 2020.

Our second product candidate in the solid tumor program and our first product candidate selected from our BOXR platform is BOXR1030. BOXR1030 expresses a glypican-3 (GPC3) targeted chimeric antigen receptor (CAR) and incorporates the bolt-on transgene glutamic-oxaloacetic transaminase 2 (GOT2) to improve T cell function in the solid tumor microenvironment by enhancing T cell metabolism. Preclinical data with BOXR1030 was presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in November 2019. In preclinical studies, BOXR1030 T cells were resistant to suppressive TME-like conditions, showing improved T cell proliferation under both hypoxic and low glucose conditions compared with control GPC3+ CAR-T cells. In vivo, BOXR1030 demonstrated superior activity compared to the parental CAR-T with treated animals achieving complete tumor regressions. Tumor infiltrating lymphocytes isolated from the tumors of treated animals revealed that BOXR1030 cells were more resistant to dysfunction and had fewer markers of exhaustion as compared to the control CAR-T cells. We have initiated formal preclinical development activities, including preclinical safety testing and GMP process development, to support filing of an investigational new drug (IND) application in late 2020.

Our ongoing hematologic program consists of ACTR707 used in combination with rituximab to treat adult patients with relapsed or refractory CD20+ non-Hodgkin lymphoma (r/r NHL) being tested in a multi-center, dose-escalating open-label Phase 1 clinical trial called ATTCK-20-03. In this Phase 1 trial, we believe that we have demonstrated clinical proof of concept, as evidenced by ACTR T cell expansion and persistence, a favorable tolerability profile at defined dose levels, and anti-tumor activity.

We completed enrollment in Cohorts 1, 2, 3 and 4 of the ATTCK-20-03 trial that explored a dose range of 25M to 80M ACTR707+ T cells.  A complete response rate of 40% (eight of 20 patients) was achieved at the first response assessment in Cohorts 1 through 4 as of the October 2019 data cutoff. Of the eight complete responders, four remained in complete response at six months of follow-up, two remain in complete response but have not yet reached the six-month timepoint for evaluation, and two progressed before the six-month timepoint. In Cohorts 1 through 4, ACTR707 was well-tolerated in combination with rituximab. No DLTs, no adverse events of CRS, and no severe neurological adverse events including neurotoxicity have been reported as of the October 2019 cutoff. Unum plans to enroll up to two additional cohorts (three to four patients per cohort) in the trial, escalating the maximum dose up to 180M ACTR707+ T cells.  With patient screening and planned dosing underway, Unum plans to report preliminary results from this dose escalation during 2020. The ability to differentiate on both efficacy and safety relative to currently available therapies and those in development from these additional cohorts will drive a decision during 2020 whether to advance the program into an expanded dose cohort and potential pivotal studies.

In November 2018, we announced plans to deprioritize ACTR087 as the lead product candidate in order to advance the newer ACTR construct, ACTR707, in combination with rituximab in adult patients with r/r NHL. As a result of this decision, in May 2019, Unum announced its completion of enrollment in the Phase 1 ATTCK-20-2 trial with ACTR087. In July 2019, Unum announced that the U.S. Food and Drug Administration (FDA) placed a clinical hold on the ATTCK-20-2 trial. The clinical hold was initiated following the submission of a safety report by Unum to the FDA regarding one patient in the safety expansion cohort of the trial (Cohort 3). This patient experienced serious adverse events including neurotoxicity and cytomegalovirus infection, and respiratory distress and subsequently experienced septic shock that was fatal and reported by the investigator as related to ACTR087. Patients who previously received ACTR087 and have ongoing clinical responses continue to receive rituximab infusions, with continued monitoring for adverse events. Since the initial announcement, the FDA has communicated that the ATTCK-20-2 hold is a partial clinical hold. We plan to report data from the ATTCK-20-2 trial at the end of 2019.

Our first program resulting from our strategic collaboration with Seattle Genetics, Inc. (Seattle Genetics), is ACTR087 used in combination with SEA-BCMA. We dosed adult patients with r/r multiple myeloma in a Phase 1 multi-center trial, ATTCK-17-01. We reported initial data from the first three cohorts of this trial at the 2018 ASH Meeting. Two additional cohorts of patients have been treated in the Phase 1 trial in 2019, escalating doses of the SEA-BCMA antibody to 2.0 mg/kg and of the ACTR087+ T cells to 50M. Unum and Seattle Genetics have suspended further dose-escalation of ATTCK-17-01 pending a further review of this program. No DLTs following ACTR087 administration were reported and no severe adverse events of CRS or neurologic events have been observed to date.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $34.1 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $126.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2019, we had cash and cash equivalents of $45.9 million and available borrowings under our loan and security agreement of $15.0 million. We expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into early 2021, before considering available borrowings under our loan and security agreement. See “—Liquidity and Capital Resources”.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. We expect that our revenue for the next several years will be derived primarily from any collaborations that we may enter into in the future.

In June 2015, the Company entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, the Company and Seattle Genetics agreed to jointly develop two product candidates incorporating our ACTR platform and Seattle Genetics’ antibodies. Under the Collaboration Agreement, we conduct preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities. As a result of the Collaboration Agreement with Seattle Genetics, we recognized revenue of $1.0 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $7.2 million and $5.9 million for the nine months ended September 30, 2019 and 2018 related to the upfront payment received from Seattle Genetics under our Collaboration Agreement as well as reimbursements of research and development costs. In November 2019, the Company and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 trial and associated research activities and are evaluating next steps for the programs.

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

Our research and development costs include costs for the development of product candidates that were developed Seattle Genetics and for which we have received reimbursement as specified in our Collaboration Agreement. We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$1,020	$2,043	$(1,023)
Operating expenses:
Research and development	10,335	10,252	83
General and administrative	2,721	2,367	354
Total operating expenses	13,056	12,619	437
Loss from operations	(12,036)	(10,576)	(1,460)
Other income (expense):
Interest income	31	405	(374)
Other income, net	82	3	79
Total other income, net	113	408	(295)
Net loss	$(11,923)	$(10,168)	$(1,755)

Collaboration Revenue

Collaboration revenue recognized during the three months ended three months ended September 30, 2019 and 2018 of $1.0 million and $2.0 million, respectively, was due to the recognition of revenue from payments received from Seattle Genetics under our Collaboration Agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation. The decrease in collaboration revenue in 2019 as compared to same period in 2018 was due primarily to timing of activities performed to advance our programs.

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses:
Hematologic Programs	$3,262	$3,919	$(657)
Solid Tumor Programs	400	239	$161
Unallocated expenses:
Personnel related (including stock-based compensation)	3,980	3,174	$806
Laboratory supplies, facility related and other	2,693	2,919	(226)
Total research and development expenses	$10,335	$10,252	$83

Research and development expenses increased to $10.3 million for the three months ended September 30, 2019 from $10.3 million for the three months ended September 30, 2018. The overall increase in research and development expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily relates to increased headcount to support our clinical and research efforts. Direct research and development costs related to our hematologic programs have decreased $0.7 million in the current year, primarily related to decreased patient clinical costs for our Phase 1 clinical trials for ACTR087 in combination with rituximab, which completed enrollment earlier in the year, and ACTR087 used in combination with SEA-BCMA. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics. These decreases are offset by increased clinical costs associated with our ongoing ACTR707 in combination with rituximab program. The increase of $0.2 million in direct research and development costs related to our solid tumor programs relates to our ACTR707 used in combination with trastuzumab program, which we initiated in the fourth quarter of 2018.

The increase in personnel-related costs of $0.8 million included in unallocated expenses was primarily a result of an increase in overall compensation resulting from increased headcount in the three months ended September 30, 2019 and 2018. The decrease in laboratory supplies, facility-related, and other costs of $0.2 million is primarily due to costs increased costs incurred in 2018 related to streamlining our facilities costs related to our manufacturing processes.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $2.7 million, compared to $2.4 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to increased personnel costs of $0.4 million and offset by a decrease in professional and consulting fees and facility related costs of $0.1 million. The increase in personnel-related costs was primarily due to increased headcount. The decrease in professional and consulting fees and facility and other costs was primarily due to a decrease in various advisory and consulting fees, resulting from increased permanent headcount and a decrease in costs associated with becoming a public company as the IPO was completed in 2018.

Interest Income

Interest income for the three months ended September 30, 2019 and 2018 was less than $0.1 million and $0.4 million, respectively. Interest income decreased due to lower invested balances in the current year resulting from the use of cash proceeds received from our IPO and concurrent private placement to fund current operations.

Other Income, Net

Other income, net for the three months ended September 30, 2019 was $0.1 million resulting from a gain on the sale of certain manufacturing equipment. Other income, net for the three months ended September 30, 2018 was less than $0.1 million primarily due to sublease income.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$7,211	$5,929	$1,282
Operating expenses:
Research and development	33,355	27,520	5,835
General and administrative	8,274	5,410	2,864
Total operating expenses	41,629	32,930	8,699
Loss from operations	(34,418)	(27,001)	(7,417)
Other income (expense):
Interest income	206	745	(539)
Other income, net	82	330	(248)
Total other income, net	288	1,075	(787)
Net loss	$(34,130)	$(25,926)	$(8,204)

Collaboration Revenue

Collaboration revenue recognized during the nine months ended September 30, 2019 and 2018 of $7.2 million and $5.9 million, respectively, was due to the recognition of revenue from payments received from Seattle Genetics under our Collaboration Agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation. The increase in collaboration revenue in the first nine months of 2019 as compared to the first nine months of 2018 was due primarily to increased efforts to advance our programs.

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses:
Hematologic Programs	$11,325	$9,925	$1,400
Solid Tumor Programs	1,612	239	$1,373
Unallocated expenses:
Personnel related (including stock-based compensation)	11,582	8,925	$2,657
Laboratory supplies, facility related and other	8,836	8,431	405
Total research and development expenses	$33,355	$27,520	$5,834

Research and development expenses increased to $33.4 million for the nine months ended September 30, 2019 from $27.5 million for the nine months ended September 30, 2018. The overall increase in research and development expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to increased clinical activity related to our ongoing Phase 1 clinical trials and increased headcount to support our clinical and research efforts. Direct research and development costs related to our hematologic programs have increased $1.4 million in the current year, primarily related to increased patient clinical costs for our Phase 1 clinical trials for ACTR707 in combination with rituximab, and ACTR087 used in combination with SEA-BCMA. We are developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics. The increase of $1.4 million in direct research and development costs related to our solid tumor programs relates to our ACTR707 used in combination with trastuzumab program, which we initiated in the fourth quarter of 2018.

The increase in personnel-related costs of $2.7 million included in unallocated expenses was primarily a result of an increase in overall compensation and an increase in stock-based compensation expense due primarily to increased headcount. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $1.7 million and $1.6 million, respectively. The increase in laboratory supplies, facility-related, and other costs of $0.4 million was primarily due to increased facilities costs related to scaling our manufacturing processes.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $8.3 million, compared to $5.4 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to increased professional and consulting fees of $1.3 million, increased personnel-related costs of $1.0 million and increased facility related and other costs of $0.5 million. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to audit, accounting, legal and investor relations, associated with operating as a public company. The increase in personnel-related costs was primarily due to increased headcount. The increase in facility related and other costs was primarily due to increased insurance expense associated with operating as a public company.

Interest Income

Interest income for the nine months ended September 30, 2019 and 2018 was $0.2 million and $0.7 million, respectively. Interest income decreased primarily as a result of lower invested balances due to the use of cash proceeds received from our IPO and concurrent private placement to fund current operations.

Other Income, Net

Other income, net for the nine months ended September 30, 2019 was $0.1 million resulting from a gain on the sale of certain manufacturing equipment. Other income, net for the nine months ended September 30, 2018 was $0.3 million primarily due to sublease income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with our collaboration partner. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Prior to our IPO, we had funded our operations with proceeds from the sales of preferred stock and payments received under the Collaboration Agreement.

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

As of September 30, 2019, we had cash and cash equivalents of $45.9 million and available borrowings under our loan and security agreement of $15.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(33,069)	$(23,469)
Cash provided by (used in) investing activities	23,172	(25,531)
Cash provided by (used in) financing activities	108	69,951
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,789)	$20,951

Operating Activities

During the nine months ended September 30, 2019, operating activities used $33.1 million of cash, primarily resulting from our net loss of $34.1 million and from net cash used by changes in our operating assets and liabilities of $2.2 million, partially offset by net non-cash charges of $3.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $3.2 million decrease in deferred revenue and a $0.9 million decrease in prepaid expenses and other current assets and other assets, partially offset by a $0.8 million increase in accounts receivable and a $1.2 million increase in accounts payable and accrued expenses and other current liabilities.

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

Investing Activities

During the nine months ended September 30, 2019, net cash provided by investing activities of $23.2 million consisted of maturities and sales of marketable securities of $23.0 million and $0.2 million in proceeds from the sale of property and equipment offset by purchases of property and equipment of less than $0.1 million. During the nine months ended September 30, 2018, net cash used in investing activities was $25.5 million, consisting of net purchases of marketable securities of $25.0 million and purchases of property and equipment of $0.5 million.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $0.1 million from the proceeds from the issuance of common stock upon stock option exercises. During the nine months ended September 30, 2018, net cash provided by financing activities was $70.0 million, consisting primarily of proceeds from our IPO in April 2018, net of underwriting discounts and commissions, of $66.8 million and proceeds from our concurrent private placement of $5.0 million, partially offset by payments of offering costs related to our IPO of $2.1 million.

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

In January 2019, we amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. We further amended the Loan Agreement in June 2019 to extend the available date for borrowings to June 30, 2020. On July 31, 2019, the Company amended the Loan Agreement t to provide for changes to the primary depository requirements with PWB. No amounts had been borrowed as term loans under the Loan Agreement as of September 30, 2019.

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

As of September 30, 2019, we had cash and cash equivalents of $45.9 million and available borrowings under our Loan Agreement of $15.0 million. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into early 2021, without considering available borrowings under our Loan Agreement. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in March 2014. Our net loss was $34.5 million for the year ended December 31, 2018 and $11.9 million and $34.1 million for the three and nine month periods ended September 30, 2019.

As of September 30, 2019, we had an accumulated deficit of $126.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, product candidates.

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

Our business is highly dependent on the success of our lead lymphoma product candidate, ACTR707 used in combination with rituximab, our lead solid tumor product candidate, ACTR707 used in combination with trastuzumab, our other ACTR-antibody combinations that we develop, other ACTR-antibody combinations that we may develop, and potential BOXR product candidates that we develop, including BOXR1030.

Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our lead lymphoma product candidate, ACTR707 used in combination with rituximab, our lead solid tumor product candidate, ACTR707 used in combination with trastuzumab, other product combinations that we develop using antibodies in combination with ACTR087, ACTR707, BOXR 1030 and other product candidates that we develop using our BOXR platform. All of our product candidates, including ACTR707 used in combination with rituximab and ACTR707 used in combination with trastuzumab, are in the early stages of development and will require additional clinical and nonclinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because most of our product candidates are based on our ACTR platform, if both ACTR087 and ACTR707 constructs encounter safety, efficacy, or manufacturing problems, developmental delays, regulatory, or commercialization difficulties or other problems, our development plans and business would be significantly harmed. For example, our Phase 1 clinical trial for ACTR087 used in combination with rituximab was placed on clinical hold in July 2019 (since updated as a partial clinical hold), following submission of a safety report to the FDA. We are working closely with the FDA to review the events and have the partial clinical hold removed as quickly as possible, but we cannot guarantee that the FDA will remove the partial clinical hold.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including for our lead lymphoma product candidate ACTR707 used in combination with rituximab and our lead solid tumor product candidate ACTR707 used in combination with trastuzumab, any ACTR T cell product candidates used in combination with other antibodies, or any BOXR product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy, or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

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

We designed our Phase 1 clinical trials of ACTR087 and ACTR707, each used in combination with rituximab, called ATTCK-20-2 and ATTCK-20-03, respectively, primarily to assess safety and efficacy in adult patients with r/r NHL. We selected ACTR707 used in combination with rituximab to be the lead lymphoma product candidate to advance to further clinical development. However, the preliminary results from the ATTCK-20-03 Phase 1 trial may not be indicative of the final analysis of this Phase 1 clinical trial, especially given the small number of patients that have dosed in this trial. In addition, the Phase 1 results may not predict results for any further clinical testing of either ACTR087 or ACTR707 used in combination with rituximab or other product candidates that we have developed, such as ACTR087 used in combination with SEA-BCMA and ACTR707 used in combination with trastuzumab for the treatment of patients with HER2+ advanced cancers, or may develop in the future, using antibodies in combination with ACTR087 and ACTR707 or in different indications.

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

We expect to leverage the ACTR and BOXR platforms by submitting additional INDs or CTAs in the future for ACTR T cell and BOXR product candidates used in combination with other monoclonal antibodies. In addition, however, our timing of filing on future product candidates is dependent on further research. We cannot be sure that submission of an IND or CTA will result in the FDA or other regulatory authority allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For example, in July 2019, Unum announced that the FDA placed a clinical hold on the ATTCK-20-2 trial. The clinical hold was initiated following the submission of a safety report by Unum to the FDA regarding one patient in the safety expansion cohort of the trial (Cohort 3). Since the initial announcement, the FDA has communicated that the ATTCK-20-2 trial is a partial clinical hold. We continue to work closely with the FDA to further review these events and plan to report data from the ATTCK-20-2 trial at the end of 2019. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or CTAs.

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

In certain trials of CAR-based products, which also use an engineered T cell, side effects, such as CRS, neurotoxicity, cytomegalovirus infection, and respiratory distress, arose that resulted in risk, injury, or death to the patients. We observed some of these side effects in the second dose level and the safety expansion cohort level of our Phase 1 clinical trial of ACTR087 used in combination with rituximab, called ATTCK-20-2. These events resulted in the FDA placing the trial on clinical hold in December 2017 pending submission of certain information relating to the ATTCK-20-2 clinical trial. The clinical hold was removed in February 2018, following review of this information by the FDA. However, a second clinical hold was placed on the trial in July 2019 (updated to a partial clinical hold) following submission of a safety report to the FDA. We cannot guarantee that the FDA will remove the partial clinical hold based on the additional information that we provide. We will likely continue to observe some or all of these side effects in our clinical trials at additional dosage levels. We have established safety management and monitoring guidelines for clinical investigators to detect and treat potential side effects. However, there is no guarantee that these medical interventions will be effective in preventing negative effects to the patient. Additionally, if we continue to observe severe side effects in our clinical trials, our ongoing clinical trials may be halted or put on an additional clinical hold prior to completion if there is an unacceptable safety risk for patients.

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

At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical product candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Accordingly, we may choose not to develop a potential product candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical product candidates or programs. If we suspend, deprioritize or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. For example, we concluded enrollment in our ATTCK-20-2 study in the first half of 2019 as a result of emerging clinical data from our Phase I ATTCK-20-03 trial, the continuing progress in our ATTCK-20-03 trial, and our desire to efficiently manage resources for our clinical programs. In November 2019, we announced our decision to deprioritize our hematologic programs, to shift our focus to our solid tumor programs and the suspension of further dose escalation in the ATTCK-17-01 trial, pending review of next steps with our collaboration partner, Seattle Genetics.

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

ACTR therapies rely on the use of antibodies to target specific cancers. We are limited in our ability to apply ACTR to a wider range of potential target cancers by our ability to partner for or acquire these antibodies on commercially reasonable terms.

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

In 2015, we entered into a Collaboration Agreement with Seattle Genetics, Inc. (Seattle Genetics), pursuant to which Seattle Genetics committed to generate antibodies against two target antigens to use in combination with ACTR T cells to develop future product candidates (the “Collaboration Agreement”). Under the Collaboration Agreement, Seattle Genetics had the option to elect a third target antigen, but its option expired unexercised in June 2017.

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

We also plan to consider ACTR087, ACTR707 or any other future ACTR product in combination with one or more other antibodies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell ACTR087, ACTR707 or any other future ACTR product in combination with any such unapproved antibodies that do not ultimately obtain marketing approval, either as a standalone or used in combination with our ACTR T cells. If the FDA or similar regulatory authorities outside of the United States determine that we need to demonstrate the separate safety or efficacy of the applicable antibodies, or if safety, efficacy, manufacturing, or supply issues arise with the antibodies we choose to evaluate in combination with ACTR087, ACTR707 or any other future ACTR construct we may develop, we may be unable to obtain approval of or market ACTR087, ACTR707 or any other future ACTR construct we may develop.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Scientific Officer, our Chief Medical Officer, and our Chief Technical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

September 30, 2019, we had 71 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

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

For example, in June 2015, we entered into the Collaboration Agreement with Seattle Genetics pursuant to which Seattle Genetics has agreed to generate antibodies against two target antigens and we are responsible for creating ACTR T cells to pair with these antibodies to create combination product candidates. However, Seattle Genetics may elect to opt-out from further development and commercialization of the resulting product candidates. If Seattle Genetics elects to exercise one of these options our timelines could be delayed and our business otherwise adversely affected, and we cannot be certain that we will achieve the revenue or specific net income that we anticipate. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval.

Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

•

collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration and may not commit sufficient resources to the development, marketing, or commercialization of the product or products that are subject to the collaboration;

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

•

collaborators may cease to devote resources to the development or commercialization of our product candidates if the collaborators view our product candidates as competitive with their own products or product candidates;

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
•

any such collaboration may significantly limit our share of potential future profits from the associated program and may require us to relinquish potentially valuable rights to our current product candidates, potential products, proprietary technologies, or grant licenses on terms that are not favorable to us;

•	the collaborations may not result in us achieving revenue to justify such transactions;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time consuming, distracting, and expensive;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•

collaborations may be terminated and upon termination, could result in potential litigation and arbitration proceeding. Further, if we were to incur a loss in the arbitration proceeding, depending on the ruling, we could also be responsible for certain attorney’s fees and interest. Given the inherent uncertainty of arbitration and the nature of the potential claim or claims, it is possible that we may incur material losses; and

•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful.

As a result, a collaboration may not result in the successful development or commercialization of our product candidates.

For instance, in June 2015, we entered into the Collaboration Agreement with Seattle Genetics to identify, research, develop and commercialize two novel antibody-coupled ACTR therapies incorporation Seattle Genetics’ proprietary antibodies. In November 2019, the Company and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 Phase 1 trial of ACTR087 with SEA-BCMA in multiple myeloma pending a further review of this program.  As a result, there may be no product candidate successfully commercialized under the Collaboration Agreement. As a result, we cannot guarantee when, if ever, we will be able to further develop ACTR087 used in combination with SEA-BCMA.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2019, we had working capital of $23.5 million and capital resources consisting of cash and cash equivalents of $45.9 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our current and planned clinical trials for ACTR087 and ACTR707, each used in combination with rituximab and ACTR707 used in combination with trastuzamab. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Our operating plan includes our efforts to advance our lead lymphoma product candidate ACTR707 used in combination with rituximab for adult patients with r/r B cell non-Hodgkin lymphoma through the completion of the dose escalation and the cohort expansion parts of the Phase I clinical trial; to complete our Phase 1 clinical trial in ACTR087 used in combination with rituximab for adult patients with r/r non-Hodgkin lymphoma, in 2019; to fund a Phase I clinical trial of ACTR707 used in combination with trastuzumab for patients with HER2+ cancers; and to develop product candidates in earlier stages of development, including BOXR 1030, and any additional product candidates that we select, to expand headcount and internal capabilities, and for working capital and other general corporate purposes. However, we know that our existing cash and cash equivalents and our available borrowings under our loan and security agreement will not be sufficient to complete our planned Phase I clinical trial of ACTR707 used in combination with trastuzumab for patients with HER2+ cancers and we will need to raise additional funds to complete this trial, or to progress into clinical development any additional product candidates that we may select. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

In 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (European Union) 2016/679, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Economic Area, or EEA (being the European Union plus Norway, Iceland and Liechtenstein) as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20.0 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57.0 million by French regulators for violating the transparency/information requirements and consent rules under the GDPR.

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

As of September 30, 2019, we had cash, cash equivalents of $45.9 million and available borrowings under our loan and security agreement of $15.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our executive officers, directors, and 5% stockholders beneficially owned over 53% of our voting stock as of September 30, 2019. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The holders of 3,267,483 shares of our common stock as of September 30, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to the 2018 Plan, our management is authorized to grant stock options to our employees, directors, and consultants. The number of shares initially reserved for issuance under the 2018 Plan is 2,547,558 plus the 1,030,234 shares of common stock remaining available for issuance under the 2015 Stock Incentive Plan (2015 Plan). Additionally, the shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of September 30, 2019, 2,372,248 shares remained available for future issuance under the 2018 Plan. The number of shares of our common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-223414) that was declared effective by the Securities and Exchange Commission, or SEC, on March 28, 2018. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $63.9 million. We received proceeds of $5.0 million from our concurrent private placement of 416,666 shares of common stock with Seattle Genetics. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of September 30, 2019, we estimate that we have used approximately $55.4 million of the net proceeds from our IPO and concurrent private placement for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in marketable securities and money market accounts. Our planned use of the net proceeds from the IPO and concurrent private placement as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 29, 2018 have been modified as a result of our decision to conclude enrollment in the ATTCK-20-2 study in the first half of 2019 and, in agreement with Seattle Genetics, the decision to suspend further dose escalation of ATTCK-17-01, pending further review of this program. We currently anticipate that our current cash and cash equivalents, including the remaining net proceeds, will fund operating expenses and capital expenditures requirements into early 2021.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Fourth Amendment to Loan and Security Agreement by and between Pacific Western Bank and Registrant dated as of July 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on August 5, 2019)

10.2#*	Employment Agreement by and between the Registrant and Jessica Sachs dated as of July 15, 2019

10.3#*	Consulting Agreement by and between the Registrant and Michael Vasconcelles dated as of July 25, 2019

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

UNUM THERAPEUTICS INC.

Date: November 12, 2019	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Matthew Osborne
Matthew Osborne
Chief Financial Officer
(Principal Financial Officer)