Form 10-K
period 2019-12-31
Unum Therapeutics Inc.
filed 2020-03-26
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-38443

UNUM THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5308248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Cambridge Park Drive, Suite 3100 Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

(617) 945-5576

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 Par Value	UMRX	The Nasdaq Global Select Market

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $40.2 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of March 23, 2020, there were 30,614,600 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	conditions and events that raise substantial doubt about our ability to continue as a going concern;
•	the effects of our recently-initiated restructuring, including a substantial reduction in our workforce to reduce our operating costs;
•

the potential impacts of raising additional capital, including dilution to our existing stockholders, restrictions our operations or requirements that we relinquish rights to our technologies or product candidates;

•

business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises, which could cause a disruption of the development of our product candidates and adversely impact our business;

•	our ability to regain compliance with Nasdaq listing requirements;
•	the success, cost, and timing of our product development activities and clinical trials;
•	the timing of our planned IND submission to the FDA for our product candidate BOXR1030;
•

our ability to obtain and maintain regulatory approval for our BOXR product candidates and any other product candidates we may develop, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the potential for our identified research priorities to advance our BOXR platform;
•	the ability to license additional intellectual property relating to our product candidates from third-parties and to comply with our existing license agreements and collaboration agreements;
•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the commercialization of our product candidates, if approved;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our use of the proceeds from the initial public offering and the concurrent private placement; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

Overview

We are a biopharmaceutical company focused on developing curative cell therapies for solid tumors. Our novel proprietary technology includes our Bolt-On Chimeric Receptor (BOXR) platform, designed to discover “bolt-on” transgenes to improve the functionality of engineered T cells and overcome resistance of the solid tumor microenvironment (TME) to T cell attack. We have also developed product candidates using our novel proprietary technology, Antibody-Coupled T cell Receptor (ACTR), an autologous engineered T-cell investigational therapy that is designed to combine the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses.

On March 2, 2020, we announced plans to prioritize resources towards advancing our preclinical program, BOXR1030, for the treatment of solid tumor cancers along with plans to reduce our current workforce by 43 employees (approximately 60 percent) to focus efforts on the BOXR1030 program and BOXR platform. BOXR1030 expresses a glypican-3 (GPC3) targeted chimeric antigen receptor (CAR) and incorporates the novel transgene glutamic-oxaloacetic transaminase 2 (GOT2) to potentially improve T cell function in the TME by enhancing T cell metabolism. Our BOXR platform led to the discovery of the utility of GOT2, a critical enzyme for cell survival, proliferation and differentiation. We have initiated formal preclinical development activities, including preclinical safety testing and GMP process development, to support submitting an investigational new drug (IND) application to the U.S. Food & Drug Administration (FDA) for BOXR1030 in late 2020.  We plan to continue to leverage our BOXR discovery platform to create and develop new BOXR product candidates to address a broad range of solid tumor cancers.

As part of the prioritization towards BOXR1030 and BOXR platform, we will be concluding our ACTR707 clinical trials, including the Phase 1 trial (ATTCK-20-03) in combination with rituximab in patients with relapsed or/refractory CD20+ non-Hodgkin lymphoma (r/r NHL) and the Phase 1 trial (ATTCK-34-01) in combination with trastuzumab to treat patients with advanced HER2+ solid tumor cancers. We previously announced plans to conclude our ACTR087 clinical trials, including the Phase 1 trial (ATTCK-17-01) in combination with Seattle Genetics’ SEA-BCMA antibody for r/r multiple myeloma and the Phase 1 trial (ATTCK-20-2) in combination with rituximab in r/r NHL. We anticipate concluding these Phase 1 trials during the remainder of this year and into early 2021.

We are focused on developing curative cell therapies through the use of immuno-oncology, or a patient’s immune system, to treat cancer. We are developing a pipeline of adoptive cell therapies, which are one immuno-oncology approach for cancer treatment. Adoptive cell therapy starts with the isolation of a specific type of immune cells, T cells, from a patient, often followed by genetic modification of these T cells outside the patient’s body. Modified immune cells are then re-introduced into the patient to treat disease. Our vision is to use our BOXR platform and derived product candidates to transform cancer treatment and deliver patient cures in solid tumor cancers, improving upon current therapies.

The use of Chimeric Antigen Receptor T cells (CAR-T) are one type of adoptive cell therapy. While demonstrating efficacy in hematologic cancers, demonstrating safety and efficacy with CAR-T in solid tumor cancers has been more challenging. Severe side effects, such as cytokine release syndrome (CRS) and neurotoxicity, have been observed in some patients and for certain CAR-Ts, on-target, off-tumor effects have led to patient deaths. In addition, solid tumor cells can create a hostile microenvironment by stimulating the production of inhibitory factors, recruiting immune suppressor cells, and exhausting T-cells due to chronic stimulation that can block the body’s immune system, including T cells, from attacking tumor cells. Another way that solid tumors create these harsh microenvironments is by competing for metabolites, essentially starving T cells of critical nutrients and thereby reducing their ability to attack tumor cells. These toxicities and specific solid tumor challenges create a need to develop better cell therapies. We have engineered our BOXR platform technologies, and derived product candidates, to improve the functionality of T cells and more effectively target and kill cancer cells.

Our BOXR platform is designed to discover and incorporate novel “bolt-on” transgenes that help T cells survive longer and perform better in the solid tumor microenvironment. BOXR candidates consist of two main components: 1) a targeting receptor that directs the T cell to attack tumor cells, which may be a traditional CAR receptor, a T-cell receptor, or our ACTR receptor, and 2) a novel “bolt-on” transgene that improves the intrinsic function of the T cell. Once discovered, bolt-on transgenes are designed to be incorporated into several different types of therapeutic T cells, including both ACTR T cells and CAR-T cells, to impart new functionality. We expect to continue to build out our BOXR platform by expanding the scope of biological mechanisms and transgenes in our proprietary BOXR library, enabling BOXR bolt-on applications for a broad range of immune cell therapies, including both autologous and allogeneic approaches, and advancing new BOXR product candidates into the clinic.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had cash and cash equivalents of $37.4 million and available borrowings under our loan and security agreement of $15.0 million. We expect that our cash and cash equivalents will not be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the consolidated financial statements. In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern.  See “—Liquidity and Capital Resources”.

Our Pipeline

Our most advanced program from our BOXR platform, BOXR1030, is engineered to specifically target tumor cells expressing an oncofetal antigen called GPC3. BOXR1030 expresses a GPC3-targeted CAR and incorporates the bolt-on transgene GOT2 to improve T cell function in the TME by enhancing T cell metabolism. Preclinical data with BOXR1030 were presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in November 2019. In preclinical studies, BOXR1030 T cells were resistant to suppressive TME-like conditions, showing improved T cell proliferation under both hypoxic and low glucose conditions compared with control GPC3-specific CAR-T cells. In vivo, BOXR1030 demonstrated superior activity compared to the parental CAR-T with treated animals achieving complete tumor regressions. Engineered T cells isolated from the tumors of treated animals revealed that BOXR1030 cells were more resistant to dysfunction and had fewer markers of exhaustion as compared to the control CAR-T cells. We have initiated formal preclinical development activities, including preclinical safety testing and GMP process development, to support filing of an investigational new drug (IND) application in late 2020.

As announced on March 2, 2020, we will be concluding our ACTR707 clinical trials, including the Phase 1 trial (ATTCK-20-03) in combination with rituximab in r/r NHL and the Phase 1 trial (ATTCK-34-01) in combination with trastuzumab to treat advanced HER2+ solid tumor cancers.

ACTR707 was engineered for properties that are designed to optimize its function in solid tumors including increased proliferation, cytokine secretion, and persistence. Our first solid tumor clinical program was with ACTR707 used in combination with trastuzumab as a potential treatment for advanced HER2+ solid tumor cancers. In December 2018, we initiated a Phase 1 trial called ATTCK-34-01. We completed enrollment—defined as patients who have signed informed consent forms and met all eligibility criteria—with five patients in this first cohort in the ATTCK-34-01 Phase 1 trial, a multicenter, open-label, single-arm, dose-escalation trial. Of the five patients enrolled, three patients received treatment with trastuzumab (1.0 mg/kg weekly) followed by administration of ACTR707 (25 million ACTR707+ T cells) and completed the dose-limiting toxicity, or DLT, review period—defined as approximately six weeks post-ACTR707 administration—with no DLTs observed. Two patients enrolled but discontinued from the trial prior to receiving treatment with trastuzumab and ACTR707. Of the three remaining patients who received treatment with trastuzumab and ACTR707, all three patients discontinued from the trial due to disease progression at the first response assessment.

Our lead hematologic program consisted of ACTR707 used in combination with rituximab to treat adult patients with r/r NHL. We conducted a multi-center, dose-escalating open-label Phase 1 clinical trial called ATTCK-20-03.

We completed enrollment in Cohorts 1, 2, 3 and 4 of the ATTCK-20-03 trial that explored a dose range of 25M to 80M ACTR707+ T cells.  A complete response rate of 40% (eight of 20 patients) was achieved at the first response assessment in Cohorts 1 through 4 as of the November 2019 data cutoff, and as presented at the American Society of Hematology (ASH) meeting in December 2019. Of the eight complete responders, four remained in complete response at six months of follow-up, two remained in complete response but did not yet reach the six-month timepoint for evaluation, and two progressed before the six-month timepoint, as of the November 2019 cutoff. In Cohorts 1 through 4 no dose-limiting toxicities (DLTs), no adverse events of cytokine release syndrome (CRS), and no severe neurological adverse events including neurotoxicity have been reported as of the November 2019 cutoff.

In June 2015, we announced a global strategic collaboration with Seattle Genetics, Inc. (the Collaboration Agreement) to identify, research, develop, and commercialize two novel antibody-coupled ACTR therapies incorporating Seattle Genetics’ proprietary antibodies. Under the terms of the Collaboration Agreement, we conducted preclinical research and clinical development activities through Phase 1 clinical trials (ATTCK-17-01) and Seattle Genetics provided funding for those activities. The first product candidate under our collaboration was ACTR087 used in combination with Seattle Genetics’ SEA-BCMA antibody for r/r multiple myeloma.  On January 16, 2020, we announced a termination of this Collaboration Agreement including the development candidate ACTR-BCMA and a research candidate. The decision to enter into the Termination Agreement and discontinue further dose-escalation of the ATTCK-17-01 Phase 1 trial was based on a de-prioritization of a target approach relative to the emerging clinical competitive environment in relapsed or refractory multiple myeloma and a desire to allocate the resources of both companies towards other programs and product candidates. No dose-limiting toxicities following ACTR087 administration were reported and no severe adverse events of cytokine release syndrome or neurologic events have been observed to date.

We are currently addressing clinical manufacturing needs for both viral vector and engineered T cells with contract manufacturing organizations (CMOs) to increase flexibility and mitigate risks. In the future, we may establish our own good manufacturing practices (GMP) manufacturing facility to increase our control of product quality, scheduling, and process knowledge. As our programs advance through clinical trials, we may secure commercial manufacturing capacity using one or more CMOs or by establishing our own commercial manufacturing GMP facility.

We retain worldwide commercial rights to our programs BOXR1030 and ACTR707. Our BOXR platform has been internally developed through our sole efforts. We intend to establish our own commercial organization in the United States where we believe we can address physicians with a direct specialty sales force. Our commercial strategy for markets outside the United States may include the use of strategic partners or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach potential approval of our programs.

Intellectual property is an important component of our assets. We are working to establish strong patent protection and trade secrets to position us as a leader in the practice of the ACTR and BOXR technologies. In December 2018, the United States Patent and Trademark Office issued US patent 10,144,770, entitled “Chimeric Receptors and Uses Thereof in Immune Therapy.” The ‘770 patent covers design and use of the ACTR technology. Unum is a co-owner of the ‘770 patent and has exclusive, worldwide rights to the ‘770 patent under the terms of its license agreement with the National University of Singapore and St. Jude Children’s Research Hospital. In addition to the ‘770 patent covering ACTR in the United States, previously granted patents protect the technology in Europe, Japan, and other important territories. Additional filed patent applications cover both the ACTR platform as well as specific product candidates. We are simultaneously seeking patent protection for the BOXR technology platform and have completed filings for several patent applications covering different aspects of the technology. In our efforts to both patent Unum inventions and license additional technologies, we have focused on trying to ensure our ability to operate freely within the complex patent landscape of cell therapy.

Since our inception in March 2014, we have raised $77.3 million from sales of our preferred stock to our venture capital investors, major mutual funds, healthcare-dedicated funds, and others. In addition, through December 31, 2019, we had received $25.0 million in an upfront payment and $18.2 million in research and development funding from Seattle Genetics as part of the strategic collaboration and have also received an additional $7.6 million for all research and development costs incurred through the Termination Effective Date pursuant to the terms of the Termination Agreement.

On April 3, 2018, we completed our initial public offering (IPO) of our common stock and issued and sold 5,770,000 shares of our common stock at a public offering price of $12.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts and commissions and other offering costs. In addition, we completed a concurrent private placement of $5.0 million worth of shares of common stock at the public offering price of $12.00 per share, or 416,666 shares, with Seattle Genetics (the Concurrent Private Placement). On April 25, 2018, we issued and sold an additional 215,000 shares of our common stock at the IPO price of $12.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $2.4 million to us, after deducting underwriting discounts and commissions.

On April 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows us to sell from time-to-time up to $150 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on April 1, 2019 and pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of December 31, 2019, no shares have been sold under this Sales Agreement.

On March 19, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, 726,382 shares of Common Stock were issued to LPC as a commitment fee.

On March 26, 2020, we announced that we would be exploring strategic alternatives in order to maximize stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor to assist in the strategic review process. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

Our Strategy

Our goal is to transform cancer treatment through the application of our BOXR platform in a wide range of solid tumor cancers. Key elements of our strategy include the following objectives:

•	Advance our lead BOXR candidate, BOXR1030, through IND filing and into clinical development.
•

Expand our pipeline with increased focus on solid tumor product candidates. With the development of the BOXR platform, we believe we have the potential to enable a broad range of tumor-targeting T cells, including both ACTR and CAR T cells, for solid tumor applications. We plan to expand a pipeline of solid tumor programs based on the BOXR platform.

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

•

Establish commercialization and marketing capabilities to support current and future product candidates. Based on the progress of our programs, we plan to establish a U.S.-focused specialty sales and marketing organization and to leverage the infrastructure developed for our first approved product to facilitate commercialization of any additional product candidates for which we gain approval. In addition, we will build upon physician familiarity and experience with the first approved BOXR product to accelerate adoption of subsequent products.

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

The graphic below illustrates the structure of a CAR, including the engineered scFv, and the interaction between the scFv and the applicable antigen on the tumor cell:

Figure 1. Structure of a CAR, including the engineered scFv

Our Solutions: BOXR Platform and Derived Product Candidates

BOXR Platform and BOXR1030

Solid tumors create an unfavorable microenvironment that depletes T cells of critical nutrients and amino acids, drives T cell dysfunction, and inhibits the effectiveness of cellular therapies. Our BOXR platform was specifically developed to discover novel transgenes that can be co-expressed with chimeric-targeting receptors to improve T cell functionality in the TME.

Our BOXR discovery capabilities broadly evaluate T cell phenotype through a rigorous, multi-stage screening strategy that simulates the tumor microenvironment. We have discovered and continue to enrich a library of master regulatory genes of T cell biology that regulate pathways essential for cell growth, proliferation, and survival under a variety of conditions. BOXR bolt-on transgenes identified in this platform are designed to address a variety of immunosuppressive mechanisms of solid tumors, including metabolic competition, immune suppressor cells, and exhaustion due to chronic stimulation. Once discovered, BOXR transgenes are designed to be incorporated into several different types of therapeutic T cells, including both ACTR T cells and CAR-T cells, to impart new functionality to T cells.

Figure 2. BOXR multi-stage screening strategy

A BOXR candidate is made up of two components as shown in Figure 3 below. The first component is a targeting chimeric receptor that drives tumor cell recognition and attack. We have tested the BOXR approach using both universal targeting by ACTR, as well as antigen-specific targeting by scFv-based CARs. The second BOXR component is a novel transgene that potentially re-programs T cell biology to improve T cell functionality in the TME. We refer to this component as the “bolt-on” moiety.

Figure 3. BOXR Construct

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

BOXR1030

The first product candidate from our BOXR platform, BOXR1030, is designed to improve T cell functionality in the solid tumor microenvironment. BOXR1030 contains a humanized single-chain variable fragment (scFv) 4-1BB CAR targeting GPC3 and separately co-expresses the GOT2 transgene from a single viral construct. Our BOXR platform led to the discovery of the utility of GOT2, a critical enzyme for cell survival, proliferation and differentiation. Over one hundred BOXR candidates were generated by cloning a library of literature-derived, hypothesis-driven bolt-on genes into vectors containing a GPC3-targeted CAR-T and were screened through our novel TME assays. Candidates were selected for their ability to overcome multiple TME challenges, while maintaining specificity and tolerability.

We presented preclinical data with BOXR1030 in November 2019 at the Society for Immunotherapy of Cancer (SITC) meeting. When co-expressed with a GPC3-targeted CAR-T, GOT2 improved metabolic and transcriptional profiles resulting in greater anti-tumor activity compared with parental CAR-T when tested both in vitro and in vivo under stringent conditions representing the TME. In vitro, BOXR1030 T cells were resistant to suppressive TME-like conditions, showing improved T cell proliferation under both hypoxic and low glucose conditions compared with control GPC3+ CAR-T cells.

Figure 4. BOXR1030 in vitro data

In vivo, BOXR1030 demonstrated superior activity compared to the parental CAR-T with treated animals achieving complete tumor regressions. Tumor infiltrating lymphocytes isolated from the tumors of treated animals revealed that BOXR1030 cells were more resistant to dysfunction and had fewer markers of exhaustion as compared to the control CAR-T cells.

Figure 5. BOXR1030 in vivo data

Good manufacturing practice (GMP) viral and T cell process development for BOXR1030 is in progress along with preclinical characterization of activity and preliminary safety studies to support the filing of an investigational new drug (IND) application to the FDA in late 2020.

Intellectual Property

Intellectual property is an important component of our assets. We are working to establish both strong patent protection and trade secrets to position us as a leader in the practice of BOXR and ACTR technologies. Our efforts include our proprietary technology development as well as licensing patent rights from third parties. In doing so, we have strived to ensure our ability to operate freely within the complex patent landscape of cell therapy.

We are seeking patent protection for the BOXR technology platform and have completed filings for several patent applications covering different aspects of the technology. In our efforts to both patent Unum inventions and license additional technologies, we have focused on trying to ensure our ability to operate freely within the complex patent landscape of cell therapy.

With respect to the ACTR technology, we have patents issued from our in-licensed portfolio in AU, EP (validated in DE, FR, and GB), JP, US, SG, and ZA to date. Except for a ZA patent, no other patents have issued from the patent applications that we own or in-license. We are working to establish strong patent protection and trade secrets to position us as a leader in the practice of the ACTR technology. In December 2018, the United States Patent and Trademark Office issued US patent 10,144,770, entitled “Chimeric Receptors and Uses Thereof in Immune Therapy.” The ‘770 patent covers design and use of the ACTR technology. Unum is a co-owner of the ‘770 patent and has exclusive, worldwide rights to the ‘770 patent under the terms of its license agreement with the National University of Singapore and St. Jude Children’s Research Hospital. In addition to the ‘770 patent covering ACTR in the United States, previously granted patents protect the technology in Europe, Japan, and other important territories. Additional filed patent applications cover both the ACTR platform as well as specific product candidates.

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

Our further work at encompassing a broad range of ACTR constructs was completed and described in subsequent patent applications filed in 2014. Additional patent applications filed by us between 2014 and 2019 encompass the BOXR and ACTR technologies, including the following additional technological innovations and product-related claims:

•	Chimeric receptor constructs in combination with bolt-on transgenes (BOXR) to improve activities of T cells under stringent in vitro and in vivo conditions.
•	using ACTR with mixtures of antibodies to simultaneously target multiple antigens or epitopes.
•	next-generation ACTR constructs with improved functionality in solid tumor cancers.

Our strategy is to pursue a variety of claims intended to provide multiple layers of protection on both the BOXR and ACTR technology. These include:

•

pursuing claims to BOXR technology in general (including product and method of treatment claims) , which involves a combination of chimeric receptors (including CAR and ACTR) and bolt-on transgenes to improve T cell activity in stringent conditions.

•	pursuing claims directed to specific BOXR constructs, which involve specific chimeric receptor constructs and specific bolt-on transgenes
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

We have obtained granted patents in the in-licensed portfolio in a number of jurisdictions, including AU, EP, JP, US, SG, and ZA. Other patent applications that we own or license are still in prosecution. Examination of some of the patent applications that we own has not yet commenced, because they are either provisional applications, Patent Cooperation Treaty (PCT) applications, or entered into national phrase just recently. We will need to decide whether and where to pursue protection for the inventions disclosed in these provisional and PCT applications before applicable statutory deadlines in view of our plan to prioritize resources noted above. Our applications will only be examined in jurisdictions where we elect to pursue protection, and we will only have the opportunity to attempt to obtain patents in such jurisdictions where we elect to pursue protection.

Under the terms of our agreement with NUS and St. Jude’s, we have the right to review and comment on all correspondence and proposed responses to office actions and to provide consultation and input on all strategic decisions with respect to filing, prosecution, and maintenance of the licensed patents.

Some of our ACTR therapies require the use of commercially available antibodies (e.g., rituximab and trastuzumab, as used in our current clinical trials) for targeting cancer cells. These commercially available antibodies are developed by third parties. More specifically, rituximab is jointly marketed by Biogen Inc. (Biogen) and Genentech, Inc. (Genentech) (a subsidiary of The Roche Group (Roche)) and trastuzumab is marketed by Genentech (Roche).

We do not own intellectual property, including patents, over these commercially available antibodies and antibodies in preclinical/clinical development per se. For commercially available antibodies, such as rituximab and trastuzumab, we rely on our ability to purchase them on commercially reasonable terms for the clinical trials and their availability for commercialized product.

The effective term for individual patents varies based upon a number of factors including the date of patent application filing and the date of patent issuance, the territory within which protection is sought, and certain adjustments to patent term tied to regulatory review. Patents in both the U.S. and many other territories generally have an effective term of 20 years from the earliest filing date. Based on its initial filing date, should any patents issue from the ACTR core patent family and the BOXR family, the 20-year terms of such patents would be expected to expire in 2034 and in 2039, respectively. The actual protection afforded by any patents that may issue, if any patents do issue, is expected to vary across different ACTR plus antibody products and BOXR products, and depends upon the claimed territory, the scope of claim coverage, the availability of extensions due to regulatory review, validity and enforceability of the claims, and a number of additional factors.

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

Licenses and Third-Party Research Collaborations

Strategic Collaboration with Seattle Genetics

In June 2015, we entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”) to identify, research, develop, and commercialize novel antibody-coupled ACTR therapies incorporating Seattle Genetics’

antibodies for the treatment of cancer. We formed a strategic partnership with Seattle Genetics because of its leadership in the discovery, development, and manufacturing of antibody-based therapies for cancer. Under this Collaboration Agreement, we worked on developing ACTR combination therapies for two target antigens. The first product candidate under our collaboration was ACTR087 used in combination with SEA-BCMA (ATTCK-17-01 Phase 1 clinical trial), targeting the BCMA antigen. We have not disclosed the target antigen of the second product candidate under our collaboration. Under the Collaboration Agreement, Seattle Genetics had an option to nominate a third antigen; this option expired unexercised in June 2017.

Under the terms of the Collaboration Agreement, Unum conducted preclinical research and clinical development activities through Phase 1 clinical trials, and Seattle Genetics provided all of the funding for those activities. We planned to work together to co-develop and fund product candidates after Phase 1 clinical trials unless either company opted out of further development and commercialization activities. Seattle Genetics had the option to opt-out from further development and commercialization activities for each of the two product candidates under the collaboration during two specified periods subsequent to Phase 1 clinical development. We had an option to opt-out from further development and commercialization activities for each of the two product candidates under the collaboration during a specified period subsequent to Phase 2 clinical development. If neither party elected to opt-out of further development and commercialization activities, we would co-commercialize any successful developed product candidates and share equally any profits and losses on any co-developed product candidates in the United States. Seattle Genetics would retain exclusive commercial rights outside of the United States.

Through December 31, 2019, we had received $25.0 million in upfront payments, $5.0 million in equity investment in our Series B preferred stock financing, and $18.2 million in research and development funding under our Collaboration Agreement.

As of December 31, 2019, Unum and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 Phase 1 clinical trial and other research activities under the scope of the collaboration. On January 16, 2020, Unum and Seattle Genetics announced an agreement (the Termination Agreement) to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration.

Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid the Company $5.75 million, (ii) Seattle Genetics surrendered, assigned and transferred to Unum all of its right, title and interest in the 831,847 shares of our common stock owned by Seattle Genetics, (iii) we will continue to be responsible for and pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seattle Genetics paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize their individual intellectual property (either by themselves or with third parties, subject to the intellectual property rights of the other party.

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

In the case that multiple royalty streams are required, due to multiple licenses required for marketed products or services, royalty fees for this technology may be reduced. We may also be obligated to pay up to a maximum of 5.5 million Singapore dollars (equivalent to approximately $4.1 million as of December 31, 2019) in one-time clinical and regulatory milestones related to the development of the first licensed product to hit such milestones. Licensed products could include at least ACTR087. In addition, we are required to pay a low double-digit percentage of certain payments that we receive, if these qualify as sublicensing income, as defined in the license agreement. Through December 31, 2019, we had paid a total of $0.1 million.

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

Due to their promising clinical therapeutic effect in clinical trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies and other types of oncology therapies. In particular, we expect to compete with:

•	Companies targeting GPC3+ cancers, including CARsgen Therapeutics and Roche/Chugai.
•

Companies that are genetically engineering T cells to treat solid tumors and overcome immune suppression. In particular, Lyell Immunopharma, Inc., bluebird bio, Inc., and Kite Pharma, Inc. (a Gilead Sciences, Inc. company) are developing cell therapies for solid tumors that could compete with our products.

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

We believe that other known types of immunotherapies, such as certain check-point inhibitors, may be used in conjunction with the BOXR or ACTR platforms to increase efficacy. However, we cannot predict whether other types of immunotherapies may be developed and show greater efficacy and we may have direct and substantial competition from such immunotherapies in the future. Such immunotherapies are being pursued by several biotech companies as well as by large-cap pharma. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

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

•

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients with the target disease or condition, such as cancer patients.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population generally at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic.

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Clinical trials at each phase of development may not be completed successfully within any specified period, or at all.

Previously, if a gene therapy trial was conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation were required to be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines prior to the submission of an IND to the FDA. In addition, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily followed them. The NIH would convene the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee, to discuss protocols that raised novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA notified the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public. In August 2018, the NIH published a notice of the Federal Register to seek public comment on its proposal to amend the NIH Guidelines to further streamline oversight for human gene transfer clinical research protocols and reduce duplicative reporting requirements while focusing the NIH Guidelines more specifically on biosafety issues associated with research involving recombinant or synthetic nucleic acid molecules. The notice included proposed amendments to eliminate RAC review and reporting requirements to NIH for human gene transfer research protocols and to modify the roles and responsibilities of investigators, institutions, Institutional Biosafety Committees (IBCs), the RAC, and the NIH to be consistent with these goals. Pursuant to the NIH Guidelines, research involving recombinant or synthetic nucleic acid molecules must be approved by an IBC, i.e., a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. During the comment period and effective August 2018, the NIH stated it will no longer accept new human gene transfer protocols for the protocol registration process under the NIH Guidelines, or convene the RAC to review individual human gene transfer protocols. The NIH Office of Science Policy also will no longer accept annual reports, safety reports, amendments or other documentation for any previously registered human gene transfer protocols under the NIH Guidelines. The roles and responsibilities of IBCs at the local level will continue as described in the NIH Guidelines. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC and other relevant approvals are in place can these protocols proceed.

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

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Such post-approval requirements can be costly and time-consuming and can affect the potential market and profitability of the product.

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

Second, a product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies may be eligible for rolling review. In addition, the FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the European Union, either at all or within the same timescale as approval may be granted in the United States. It entails satisfactory completion of non-clinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (MAA), and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific trial site after the independent ethics committee has issued a favorable opinion in relation to the clinical trial. The clinical trial application (CTA) must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states, and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The Regulation was published on June 16, 2014 but is not expected to come into effect until late 2020 at the earliest. It is expected that the Clinical Trials Regulation will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all member states (meaning that no implementing legislation is required in each member state), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial.  Clinical trials applications made before the entry into force of the Clinical Trials Regulation will continue to be governed by the Clinical Trials Directive for up to three years after the Clinical Trials Regulation becomes applicable, as will clinical trials applications made within one year of the Clinical Trials Regulation becoming applicable where the clinical trial sponsor elects for the trial to be governed by the old regime until the end of the three year transition period.  If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, as well as the three other countries which form part of the European Economic Area (Norway, Switzerland and Leichtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases, or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovationor for which a centralized process is in the interest of patients at a European Union level.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (CHMP) established at the EMA is responsible for conducting an initial assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive benefit/risk profile. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Healthcare Law and Compliance Regulations

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians, and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arrangement of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS, information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

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

Outside the U.S., in we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries in which we do business relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., the General Data Protection Regulation (“GDPR”) took effect in May 2018 and imposes increasingly stringent data protection and privacy rules. The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is new and therefore guidance, interpretation and enforcement, particularly in the clinical trial space and healthcare space, under the GDPR are still developing. The GDPR may increase our responsibility and potential liability in relation to personal data that we process, expose us to substantial potential fines and increase our compliance costs. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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
•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2020.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase pharmaceutical manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Trump Administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The Department of Health and Human Services has begun implementation of the Trump administration Blueprint, soliciting feedback on some of these measures and, immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

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

Employees

As of December 31, 2019, we had 72 employees, approximately 63% of whom have an M.D., Ph.D., or other advanced degree. All of our employees are in Cambridge, Massachusetts. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

In March 2020, we announced plans to reduce our current workforce by 43 employees (approximately 60 percent) to focus efforts on the BOXR1030 program.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future, and we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in March 2014. Our net loss was $31.8 million for the year ended December 31, 2019 and $34.5 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $123.9 million.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, management has assessed this risk in accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40. Based on our recurring losses and cash outflows from operations, since our inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the removal of revenues generated under the Collaboration Agreement with Seattle Genetics as a result of the termination of that Agreement, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There is no assurance that we will be successful in obtaining benefits from cost saving measures implemented or planned or in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

We recently initiated a restructuring including a substantial reduction in our workforce to reduce our operating costs. As a result of this initiative, we may experience a disruption to our business operations. In addition, we may not realize all of the expected cost savings from our corporate restructuring which could have an adverse effect on our business or results of operations.

In March 2020, we announced plans to reduce our current workforce by 43 employees (approximately 60 percent) to focus efforts on the BOXR1030 program. Our restructuring initiative and staff reduction may cause disruption to our business operations. For example, the reduction in force has resulted in the loss of a number of long-term employees including some members of the senior management team, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all the cost savings anticipated by the restructuring initiative and reduction-in-force and we may incur unanticipated charges or make cash payments as a result of our restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2019, we had working capital of $27.3 million and capital resources consisting of cash and cash equivalents of $37.4 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned clinical trials for BOXR1030. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Our operating plan includes our efforts to advance our preclinical program, BOXR1030, for the treatment of solid tumor cancers, to complete an IND application for BOXR1030 in late 2020; to fund the wind down of ACTR707 used in combination with rituximab for adult patients with r/r B cell non-Hodgkin lymphoma, ACTR087 used in combination with rituximab for adult patients with r/r non-Hodgkin lymphoma, in 2019, and ACTR707 used in combination with trastuzumab for patients with HER2+ cancers; and to develop product candidates in earlier stages of development, and any additional product candidates that we select, to expand headcount and internal capabilities, and for working capital and other general corporate purposes. However, we know that our existing cash and cash equivalents and our available borrowings under our loan and security agreement will not be sufficient to complete our planned Phase 1 clinical trial of BOXR1030 and we will need to raise additional funds to complete this trial, or to progress into clinical development any additional product candidates that we may select. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We may expend our limited resources to pursue a particular product candidate or indication, or platform technology, and fail to capitalize on product candidates or indications or platform technology that may be more profitable or for which there is a greater likelihood of success.

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

Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

We have commenced a process to evaluate strategic alternatives to prioritize and allocate resources towards the advancement of our preclinical program, BOXR1030, or BOXR platform technology. Potential strategic alternatives that may be explored or evaluated include the potential for capital raising transactions, an acquisition, a reverse merger, business combination, licensing and/or other strategic transaction involving us. We have engaged Ladenburg Thalmann & Co. Inc., as our financial advisor to assist us in this process. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The current market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Our business is highly dependent on the success of our lead solid tumor product candidate, BOXR1030 and any potential BOXR product candidates that we develop.

Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our lead solid tumor product candidate BOXR 1030 and other product candidates that we develop using our BOXR platform. All of our product candidates are in the early stages of development and will require additional preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including any BOXR product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy, or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

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

We cannot guarantee that our BOXR technology will show any functionality in the solid tumor environment.

While we plan to develop product candidates for use in solid tumor cancers, we cannot guarantee that our product candidates will show any functionality in the solid tumor environment. The cellular environment in which solid tumor cancers exist is inimical to T cells due to several factors including: (1) immunosuppressive cells (e.g., regulatory T cells (Tregs), myeloid derived suppressor cells (MDSCs)), (2) immunosuppressive enzymes and signaling molecules (e.g., IDO1, TGF-beta), (3) limited nutrients (e.g., oxygen, glucose), and (4) toxic metabolites (e.g., reactive oxygen species, lactic acid). Together, these factors can limit the ability of T cells, including BOXR cells, both to penetrate into the solid tumor and to function properly once there. As a result of these and other solid tumor challenges, our product candidates may not demonstrate efficacy in solid tumors. For example, our BOXR-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in an immunosuppressive tumor microenvironment. In addition, the safety profile of our product candidates may differ in a solid tumor setting. If we are unable to make our product candidates function in solid tumor cancers, our development plans and business may be significantly harmed. We have preliminary preclinical data on the BOXR platform that we believe improves the functionality of T cells, enabling them to be more efficient in solid tumor cancers. However, the preclinical data we have are very new and require additional development to determine the viability of the construct. Additionally, we have chosen our lead BOXR product candidate, BOXR1030, but it is still in preclinical development and we cannot guarantee it will show safety and efficacy in solid tumors, and we may not be able to choose additional nominees or further develop BOXR technology unless we obtain additional financing.

Since the number of patients that we have dosed, or plan to dose, in our ongoing or planned Phase 1 clinical trials is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

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

We expect to leverage the BOXR platform by submitting additional INDs or CTAs in the future for BOXR product candidates used in combination with other monoclonal antibodies. In addition, however, our timing of filing on future product candidates is dependent on further research. We cannot be sure that submission of an IND or CTA will result in the FDA or other regulatory authority allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or CTAs.

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

At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical product candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Accordingly, we may choose not to develop a potential product candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical product candidates or programs. If we suspend, deprioritize or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. For example, we concluded enrollment in our ATTCK-20-2 study in the first half of 2019 as a result of emerging clinical data from our Phase 1 ATTCK-20-03 trial, the continuing progress in our ATTCK-20-03 trial, and our desire to efficiently manage resources for our clinical programs. In November 2019, we announced our decision to deprioritize our hematologic programs, to shift our focus to our solid tumor programs and the suspension of further dose escalation in the ATTCK-17-01 trial, pending review of next steps with our collaboration partner, Seattle Genetics. On January 16, 2020, we and Seattle Genetics announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the Collaboration Agreement. In March 2020, we announced the decision to conclude the remaining Phase 1 clinical trials, ATTCK-20-03 and ATTCK-34-01, to focus on development of BOXR1030 and the BOXR platform.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

We have developed a pipeline of product candidates and intend to pursue clinical development of BOXR product candidates to target solid tumors. Developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding beyond the net proceeds from our initial public offering (IPO) and concurrent private placement with Seattle Genetics, Inc. (Concurrent Private Placement), and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Specifically, for BOXR1030, we face competition from CARsgen and Roche/Chugai.  In addition, by genetically engineering T cell products, we face significant competition in both the CAR technology and TCR space from multiple companies, including Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Juno Therapeutics, Inc. (a Celgene Corporation company), Novartis AG, and bluebird bio, Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. In March 2020, we announced plans to reduce our current workforce by 43 employees (approximately 60 percent) to focus efforts on the BOXR1030 program. The restructuring may harm our ability to attract and retain qualified personnel and may result in reduced morale among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Scientific Officer or equivalent, our Chief Medical Officer, and our Chief Technical Officer or equivalent. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In particular, we may seek to enter into collaborations with our BOXR platform and other collaborations to give us access to antibodies to use in combination with our ACTR platform. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

For example, in June 2015, we entered into the Collaboration Agreement with Seattle Genetics pursuant to which Seattle Genetics has agreed to generate antibodies against two target antigens and we are responsible for creating ACTR T cells to pair with these antibodies to create combination product candidates. However, Seattle Genetics may elect to opt-out from further development and commercialization of the resulting product candidates. If Seattle Genetics elects to exercise one of these options our timelines could be delayed and our business otherwise adversely affected, and we cannot be certain that we will achieve the revenue or specific net income that we anticipate. On January 16, 2020, we and Seattle Genetics announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration.

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

For instance, in June 2015, we entered into the Collaboration Agreement with Seattle Genetics to identify, research, develop and commercialize two novel antibody-coupled ACTR therapies incorporating Seattle Genetics’ proprietary antibodies. In November 2019, we and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 Phase 1 trial of ACTR087 with SEA-BCMA in multiple myeloma pending a further review of this program. On January 16, 2020, we and Seattle Genetics announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration.  As a result, there will be no product candidate successfully commercialized under the Collaboration Agreement.

Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, paying, or providing any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the federal Anti-Kickback Statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;

•

federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented; claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false, fictitious or fraudulent claim or obligation to pay or transmit money or property to the federal government; knowingly making or causing a false statement or record to improperly avoid, decrease or conceal an obligation to pay money to the federal government; a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (HHS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioner;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients. State laws that may require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources. State and local laws may also require the licensure of sales representatives, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

In 2016, the European Union adopted a new regulation governing the collection, use, storage, disclosure, transfer or processing of personal data, including personal health data practices and privacy called the General Data Protection Regulation (European Union) 2016/679, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Economic Area, or EEA (being the European Union plus Norway, Iceland and Liechtenstein) as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, expanded disclosures about how personal information is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, mandatory data breach notification requirements, taking certain measures when engaging third-party processors and onerous new obligations on services providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR. Non-compliance with the GDPR may result in monetary penalties of up to €20.0 million or 4% of annual worldwide revenue, whichever is higher.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time- consuming to defend and could result in adverse publicity that could harm our business.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our therapeutic candidates and could harm or prevent sales of any affected therapeutics that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our therapeutics. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements, IPO, and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $109.8 million and $110.8 million, respectively, and U.S. federal and state research and development tax credit carryforwards of $5.3 million, and $1.6 million respectively, which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

As of December 31, 2019, we had cash and cash equivalents of $37.4 million and available borrowings under our loan and security agreement of $15.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

We face risks arising from the results of the public referendum held in United Kingdom and its membership in the European Union.

The ongoing developments following from the United Kingdom’s public referendum vote to exit from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential suppliers, manufacturers, and other third parties. Negotiations have commenced to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. On January 31, 2020, the United Kingdom formally withdrew from the European Union. A “transition period” will be in effect until the end of December 2020. During this period, most European Union laws will continue to apply. The effects of Brexit will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during this transitional period or more permanently. The measures could potentially have corporate structural consequences, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, and financial condition of our company.

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including the United States and more specifically, Cambridge, Massachusetts where our primary office is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. The extent to which the coronavirus impacts our operations, those of our third party partners, or those of the FDA, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.  It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites, as well as recruitment and retention, in a region or city whose health care system becomes overwhelmed due to the illness.

Some factors from the coronavirus outbreak that may delay or otherwise adversely affect our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;

•

interruption in global shipping affecting the supply of research and development materials, the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our clinical trials; and

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to continue our research and development efforts with respect to our preclinical assets, to conduct clinical trials, to file INDs, our ability to raise capital and our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

BOXR requires many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. In addition, those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers, and may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.

In addition, some of our raw materials are currently available from a single supplier, or a small number of suppliers. The type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process are each only available from a single supplier. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is only available from a single supplier. We also use certain biologic materials, including certain activating antibodies, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify some of our protocols if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

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

We plan to advance our lead product candidate, BOXR1030 into clinical trials in the future. If we believe the Phase 1 data are compelling, we plan to advance that product candidate in further clinical development for the treatment of solid tumors and to discuss with the FDA the potential to move to a registration trial upon completion of the current Phase 1 clinical trial of that product candidate. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. The FDA may not believe our accelerated approval strategy to move directly to a registration trial upon completion of the current Phase 1 clinical trial is warranted and may require a Phase 3 clinical trial or trials prior to approval. Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

In addition, if we were able to obtain accelerated approval of BOXR1030, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn.

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

In addition, although our BOXR and ACTR platforms differ in certain ways from the CAR-T approach, serious adverse events or deaths in other clinical trials involving CAR-T or other T cell products or with use of approved CAR-T products, even if not ultimately attributable to the relevant product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a ‘‘Blueprint’’ to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2020, FDA published several new guidance documents on gene therapy products.  FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. Prior to initiating a clinical study, because of our use of a viral vector for production of our ACTR T cells, our clinical protocols have been subject to review by the NIH’s Recombinant DNA Advisory Committee (RAC). While this requirement for most gene therapy studies has been removed, adverse developments in clinical trials of genetically modified cell therapies conducted by sponsors may cause FDA or other oversight bodies to change the requirements for clinical investigation and/or marketing authorization of any of our product candidates at any time.

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

Currently, we have patents issued from our in-licensed portfolio in AU, EP (validated in DE, FR, and GB), JP, US, SG, and ZA. Except for a ZA patent, no other patents have issued from the patent applications that we own or in-license. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

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

Composition of matter patents for biological and pharmaceutical products, such as ACTR-based and BOXR-based product candidates, are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We have obtained issuances of composition of matter claims in one European patent from the licensed-in portfolio. We, however, cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when BOXR1030 or ACTR707 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Certain of our key patent families (covering the ACTR087 construct) have been filed in the United States, as well as in numerous jurisdictions outside the United States, and we are pursuing subgeneric claims prior to expiration of applicable deadlines (including a patent family covering the ACTR707 construct). We also plan to pursue claims covering the BOXR product in the United States and in jurisdictions outside the United States.  However, we have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue generic coverage of the ACTR platform outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

On December 31, 2019, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5450(a)(1). The Nasdaq letter does not result in the immediate delisting of our common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until June 29, 2020 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Global Select Market.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, then, under Nasdaq Listing Rule 5810(c)(3)(A)(i), we may transfer to The Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. Following a transfer to The Nasdaq Capital Market, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), we may be eligible for an additional 180 calendar day compliance period.

If we are not eligible for the additional compliance period or it appears to the Staff that we will not be able to cure the deficiency or if the Staff exercises its discretion to not provide such additional compliance period, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, transfer to The Nasdaq Capital Market, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

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

Our executive officers, directors, and 5% stockholders beneficially owned over 57% of our voting stock as of December 31, 2019. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The holders of 3,267,483 shares of our common stock as of December 31, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to the 2018 Plan, our management is authorized to grant stock options to our employees, directors, and consultants. The number of shares initially reserved for issuance under the 2018 Plan is 2,547,558 plus the 1,030,234 shares of common stock remaining available for issuance under the 2015 Stock Incentive Plan (2015 Plan). Additionally, the shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2019, 2,009,911 shares remained available for future issuance under the 2018 Plan. The number of shares of our common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Holders of Our Common Stock

As of March 23, 2020, there were approximately 5 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

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

Our planned use of the net proceeds from the IPO and concurrent private placement as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 29, 2018 have been modified as a result of our decision to conclude our ACTR707 clinical trials, including the Phase 1 trial (ATTCK-20-03) in combination with rituximab in relapsed/refractory non-Hodgkin lymphoma and the Phase 1 trial (ATTCK-34-01) in combination with trastuzumab to treat advanced HER2+ solid tumor cancers. We previously announced plans to conclude ACTR087 clinical trials, including the Phase 1 trial (ATTCK-17-01) in combination with Seattle Genetics’ SEA-BCMA antibody for r/r multiple myeloma and the Phase 1 trial (ATTCK-20-2) in combination with rituximab in relapsed/refractory non-Hodgkin lymphoma. We currently plan to use any remaining proceeds to support the advancement of our BOXR platform, including our lead candidate BOXR 1030.

Issuer Purchases of Equity Securities

None.

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

Overview

We are a biopharmaceutical company focused on developing curative cell therapies for solid tumors. Unum’s novel proprietary technology includes its Bolt-On Chimeric Receptor (BOXR), designed to improve the functionality of engineered T cells by incorporating a “bolt-on” transgene to overcome resistance of the solid tumor microenvironment (TME) to T cell attack. We also developed product candidates using our novel proprietary technology, Antibody-Coupled T cell Receptor (ACTR), an autologous engineered T-cell therapy that combines the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses.

On March 2, 2020, we announced plans to prioritize resources towards advancing our preclinical program, BOXR1030, for the treatment of solid tumor cancers along with plans to reduce our current workforce by 43 employees (approximately 60 percent) to focus efforts on the BOXR1030 program. BOXR1030 expresses a glypican-3 (GPC3) targeted chimeric antigen receptor (CAR) and incorporates the novel transgene glutamic-oxaloacetic transaminase 2 (GOT2) to improve T cell function in the TME by enhancing T cell metabolism. We have initiated formal preclinical development activities, including preclinical safety testing and GMP process development, to support filing an investigational new drug (IND) application to the U.S. Food & Drug Administration (FDA) for BOXR1030 in late 2020.  We plan to continue to leverage our BOXR discovery platform to create and develop new BOXR product candidates to address a broad range of solid tumor cancers.

As part of this effort, we will be concluding our ACTR707 clinical trials, including the Phase 1 trial (ATTCK-20-03) in combination with rituximab in patients with r/r NHL and the Phase 1 trial (ATTCK-34-01) in combination with trastuzumab to treat patients with advanced HER2+ solid tumor cancers. We previously announced plans to conclude our ACTR087 clinical trials, including the Phase 1 trial (ATTCK-17-01) in combination with Seattle Genetics’ SEA-BCMA antibody for r/r multiple myeloma and the Phase 1 trial (ATTCK-20-2) in combination with rituximab in relapsed/refractory non-Hodgkin lymphoma. We anticipate concluding these four legacy Phase 1 studies trials during the remainder of this year and into early 2021.

We are focused on developing curative cell therapies through the use of immuno-oncology, or a patient’s immune system, to treat cancer. We are developing a pipeline of adoptive cell therapies, which are one immuno-oncology approach for cancer treatment. Adoptive cell therapy starts with the isolation of a specific type of immune cells, T cells, from a patient, often followed by genetic modification of these T cells outside the patient’s body. Modified immune cells are then re-introduced into the patient to treat disease. Our vision is to use our BOXR platform and derived product candidates to transform cancer treatment and deliver patient cures in many different solid tumor cancers, improving upon current therapies.

The use of Chimeric Antigen Receptor T cells (CAR-T) are one type of adoptive cell therapy. While demonstrating efficacy in hematologic cancers, demonstrating safety and efficacy with CAR-T in solid tumor cancers has been more challenging. Severe side effects, such as cytokine release syndrome (CRS) and neurotoxicity, have been observed in some patients and for certain CAR-Ts, on-target, off-tumor effects have led to patient deaths. In addition, solid tumor cells can create a hostile microenvironment by stimulating the production of inhibitory factors, recruiting immune suppressor cells, and exhausting T-cells due to chronic stimulation that can block the body’s immune system, including T cells, from attacking tumor cells. Another way that solid tumors create these harsh microenvironments is by competing for metabolites, essentially starving T cells of critical nutrients and thereby reducing their ability to attack tumor cells. These toxicities and specific solid tumor challenges create a need to develop better cell therapies. We have engineered our BOXR platform technology, and derived product candidates, to improve the functionality of T cells and more effectively target and kill cancer cells.

Our BOXR platform is designed to discover and incorporate novel “bolt-on” transgenes to be co-expressed with CARs, a T-cell receptor, or ACTR, to help T cells survive longer and perform better in the solid tumor microenvironment. BOXR candidates consist of two main components: 1) A targeting receptor that directs the T cell to attack tumor cells, which may be a traditional CAR receptor, a T-cell receptor, or Unum’s ACTR receptor, and 2) A novel “bolt-on” transgene that improves the intrinsic function of the T cell. Once discovered, BOXR transgenes are designed to be incorporated into several different types of therapeutic T cells, including both ACTR T cells and CAR-T cells, to impart new functionality to T cells. Our BOXR platform objectives include expanding the scope of biological mechanisms and transgenes in our proprietary BOXR library, enabling BOXR bolt-on applications for a broad range of immune cell therapies, including both autologous and allogeneic approaches, and advancing new BOXR product candidates into the clinic.

We have an emerging pipeline in solid tumor cancers that includes that includes four BOXR programs in preclinical development. Our priorities in solid tumors include advancing BOXR1030 towards the clinic with an anticipated IND filing in late 2020; and expanding our BOXR platform to accelerate discovery of new product candidates across a broad range of immune cell therapies, including both autologous and allogeneic approaches.

Our most advanced program from our BOXR platform, BOXR1030, is engineered to specifically target tumor cells expressing an oncofetal antigen called glypican-3, also known as GPC3. BOXR1030 expresses a GPC3 targeted CAR and incorporates the bolt-on transgene GOT2 to improve T cell function in the TME by enhancing T cell metabolism. Preclinical data with BOXR1030 was presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in November 2019. In preclinical studies, BOXR1030 T cells were resistant to suppressive TME-like conditions, showing improved T cell proliferation under both hypoxic and low glucose conditions compared with control GPC3+ CAR-T cells. In vivo, BOXR1030 demonstrated superior activity compared to the parental CAR-T with treated animals achieving complete tumor regressions. Tumor infiltrating lymphocytes isolated from the tumors of treated animals revealed that BOXR1030 cells were more resistant to dysfunction and had fewer markers of exhaustion as compared to the control CAR-T cells. We have initiated formal preclinical development activities, including preclinical safety testing and GMP process development, to support filing of an investigational new drug (IND) application in late 2020.

ACTR707 was engineered for properties that optimize its function in solid tumors including increased proliferation, cytokine secretion, and persistence. Our first solid tumor clinical program was with ACTR707 used in combination with trastuzumab as a potential treatment for advanced HER2+ solid tumor cancers. In December 2018, we initiated a Phase 1 multi-center trial called ATTCK-34-01. We completed enrollment—defined as patients who have signed informed consent forms and met all eligibility criteria—with five patients in this first cohort in the ATTCK-34-01 Phase 1 trial, a multicenter, open-label, single-arm, dose-escalation trial. Of the five patients enrolled, three patients received treatment with trastuzumab (1.0 mg/kg weekly) followed by administration of ACTR707 (25 million ACTR707+ T cells) and completed the DLT review period—defined as approximately six weeks post-ACTR707 administration—with no DLTs observed. Two patients enrolled but discontinued from the trial prior to receiving treatment with trastuzumab and ACTR707. Of the three remaining patients who received treatment with trastuzumab and ACTR707, all three patients discontinued from the trial due to disease progression at the first response assessment.

Our lead hematologic program consisted of ACTR707 used in combination with rituximab to treat adult patients with relapsed or refractory r/r NHL.  We conducted a multi-center, dose-escalating open-label Phase 1 clinical trial called ATTCK-20-03. We completed enrollment in Cohorts 1, 2, 3 and 4 of the ATTCK-20-03 trial that explored a dose range of 25M to 80M ACTR707+ T cells.  A complete response rate of 40% (eight of 20 patients) was achieved at the first response assessment in Cohorts 1 through 4 as of the November 2019 data cutoff, and as presented at the American Society of Hematology (ASH) meeting in December 2019. Of the eight complete responders, four remained in complete response at six months of follow-up, two remained in complete response but did not yet reach the six-month timepoint for evaluation, and two progressed before the six-month timepoint, as of the November 2019 cutoff. In Cohorts 1 through 4, no DLTs, no adverse events of CRS, and no severe neurological adverse events including neurotoxicity have been reported as of the November 2019 cutoff.

In June 2015, we announced a global strategic collaboration with Seattle Genetics, Inc. (the Collaboration Agreement) to identify, research, develop, and commercialize two novel antibody-coupled ACTR therapies incorporating Seattle Genetics’ proprietary antibodies. Under the terms of the Collaboration Agreement, we conducted preclinical research and clinical development activities through Phase 1 clinical trials (ATTCK-17-01) and Seattle Genetics provided funding for those activities. The first product candidate under our collaboration was ACTR087 used in combination with Seattle Genetics’ SEA-BCMA antibody for r/r multiple myeloma.  On January 16, 2020, we announced a termination of this Collaboration Agreement including the development candidate ACTR-BCMA and a research candidate. The decision to enter into the Termination Agreement and discontinue further dose-escalation of ATTCK-17-01 Phase 1 trial was based on a de-prioritization of a target approach relative to the emerging clinical competitive environment in relapsed or refractory multiple myeloma and a desire to allocate the resources of both companies towards other programs and product candidates. No dose-limiting toxicities following ACTR087 administration were reported and no severe adverse events of cytokine release syndrome or neurologic events have been observed to date.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of December 31, 2019, no shares have been sold under this Sales Agreement.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $31.8 million and $34.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $123.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2019, we had cash and cash equivalents of $37.4 million and available borrowings under our loan and security agreement of $15.0 million. We expect that our cash and cash equivalents will not be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the consolidated financial statements. In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern.  See “—Liquidity and Capital Resources”.

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

In June 2015, the Company entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, the Company and Seattle Genetics agreed to jointly develop two product candidates incorporating our ACTR platform and Seattle Genetics’ antibodies. Under the Collaboration Agreement, we conducted preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provided the funding for those activities. As a result of the Collaboration Agreement with Seattle Genetics, we recognized revenue of $22.5 million and $9.7 million for the twelve months ended December 31, 2019 and 2018 related to the upfront payment received from Seattle Genetics under our Collaboration Agreement as well as reimbursements of research and development costs. In November 2019, the Company and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 trial and associated research activities and are evaluating next steps for the programs.

On January 16, 2020, Unum and Seattle Genetics announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration. Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid the Company $5.75 million, (ii) Seattle Genetics surrendered, assigned and transferred to Unum all of its right, title and interest in the 831,847 shares of our common stock owned by Seattle Genetics, (iii) we will continue to be responsible for and pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seattle Genetics paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize their individual intellectual property (either by themselves or with third parties, subject to the intellectual property rights of the other party.

In considering all facts known prior to December 31, 2019, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the intention of the parties to terminate the Collaboration Agreement, the Company has adjusted the estimated transaction price to be the $25.0 million upfront payment and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. The Company has also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of December 31, 2019. The Termination Payment and return of shares will be accounted for in 2020 after the Termination Effective Date as these are contingent upon execution of the Termination Agreement. The Company has recorded a cumulative adjustment to revenue as a result of the change in the estimated transaction price in the fourth quarter of 2019.

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

Our research and development costs include costs for the development of product candidates that we have jointly developed with Seattle Genetics and for which we received reimbursement as specified in the Collaboration Agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease as a result of our shift to prioritize preclinical BOXR1030 development and to conclude our clinical trials. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will decrease in the future as we have reduced our headcount to prioritize resourced towards advancing BOXR1030.

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

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $109.8 million and $110.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. Of the 2019 federal net operating loss, $79.6 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $5.3 million and $1.6 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034 and 2030, respectively. As of December 31, 2019, the Company has Massachusetts investment tax credits of $0.1 million which generally have a 3 year carryover period.

We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Collaboration revenue	$22,499	$9,734
Operating expenses:
Research and development	43,709	38,285
General and administrative	10,968	7,454
Total operating expenses	54,677	45,739
Loss from operations	(32,178)	(36,005)
Other income (expense):
Interest income	267	1,153
Other income, net	78	320
Total other income, net	345	1,473
Net loss	$(31,833)	$(34,532)

Collaboration Revenue

Collaboration revenue recognized during the years ended December 31, 2019 and 2018 of $22.5 million and $9.7 million, respectively, was due to the recognition of revenue from payments received from Seattle Genetics under our Collaboration Agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation and changes in estimated transaction price and costs to complete our performance obligations. In November 2019, the Company and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 trial and associated research activities and were evaluating next steps for the programs. On January 16, 2020, Unum and Seattle Genetics announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration. In considering the facts known prior to December 31, 2019, including the announcement of the suspension of the ATTCK-17-01 clinical trial in November 2019, the Company has adjusted the estimated transaction price to be the $25.0 million upfront payment and the total payments to be earned for preclinical research and clinical development activities through the Termination Date and adjusted the estimated costs to complete our on-going performance obligations. The Termination Payment and return of shares will be accounted for in 2020 after the Termination Effective Date as these are contingent upon the execution of the Termination Agreement as of December 31, 2019. We have recorded a cumulative adjustment to revenue as a result of the change in the estimated transaction price in the fourth quarter of 2019.

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Hematologic Programs	$13,895	$13,984	$(89)
Solid Tumor Programs	2,443	1,387	1,056
Unallocated expenses:
Personnel related (including stock-based compensation)	15,174	12,065	3,109
Laboratory supplies, facility related and other	12,197	10,849	1,348
Total research and development expenses	$43,709	$38,285	$5,424

Research and development expenses were $43.7 million for the year ended December 31, 2019, compared to $38.3 million for the year ended December 31, 2018. The overall increase in research and development expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily relates to increased headcount to support our clinical and research efforts, as well as increased costs to support our solid tumor and research efforts. Direct research and development costs related to our hematologic programs are flat year over year. This is primarily related to decreased patient clinical and manufacturing costs for ACTR087 in combination with rituximab, which completed enrollment early in 2019 and decreased patient clinical and manufacturing costs for ACTR087 used in combination with SEA-BCMA. We were developing our ACTR087 used in combination with SEA-BCMA product candidate in conjunction with Seattle Genetics. This trial was suspended in November 2019, and, as announced in January 2020, has been terminated. These decreases are offset by increased patient clinical costs for our on-going Phase 1 clinical trial for ACTR707 in combination with rituximab. The increase of $1.0 million in direct research and development costs related to our solid tumor programs relates to our ACTR707 used in combination with trastuzumab program, which we initiated in the fourth quarter of 2018.

The increase in personnel-related costs of $3.1 million included in unallocated expenses is primarily a result of an increase in overall compensation expense due to increased headcount. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $2.2 million and $2.2 million, respectively. The increase in laboratory supplies, facility-related, and other costs of $1.3 million was primarily due to increased facilities costs related to scaling our manufacturing processes and increased research costs associated with advancing our BOXR platform and other research efforts.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2019 were $11.0 million, compared to $7.5 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.4 million, increased professional and consulting fees of $1.6 million, and an increase in facility related and other costs of $0.5 million. The increase in personnel-related costs was primarily due to increased compensation expense as a result of increased headcount. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $1.0 million and $0.9 million, respectively. The increase in professional and consulting fees was primarily due to an increase in various advisory fees, including those related to legal, accounting, investor relations and recruiting fees, associated with operating as a public company. The increase in facility related and other costs was primarily due to increased insurance expense associated with operating as a public company.

Interest Income

Interest income for the year ended December 31, 2019 was $0.3 million, compared to $1.2 million for the year ended December 31, 2018. Interest income decreased primarily as a result of lower invested balances due to the use of cash proceeds received from our IPO and concurrent private placement to fund current operations.

Other Income, Net

Other income, net was $0.1 million in the year ended December 31, 2019, compared to $0.3 million in the year ended December 31, 2018. The decrease is the result of a decrease in sublease income, offset by a gain on the sale of certain manufacturing equipment of $0.1 million in 2019. Our last sublease ended in 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with our collaboration partner. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “Funding Requirements” and Note 1 to the consolidated financial statements appearing at the end of this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

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

As of December 31, 2019, we had cash and cash equivalents of $37.4 million and available borrowings under our loan and security agreement of $15.0 million.

As of December 31, 2019, management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40. Based on our recurring losses and cash outflows from operations, since our inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the removal of revenues generated under the Collaboration Agreement with Seattle Genetics as a result of the termination of that Agreement, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects that it will continue to incur significant expenses in connection with its ongoing business activities. The Company will need to seek additional funding through equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements, partnerships, joint ventures, combinations or divestitures of one or more of its businesses. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(41,514)	$(32,489)
Cash provided by (used in) investing activities	23,159	(10,531)
Cash provided by (used in) financing activities	108	70,346
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,247)	$27,326

Operating Activities

During the year ended December 31, 2019, operating activities used $41.5 million of cash, primarily resulting from our net loss of $31.8 million and from net cash used by changes in our operating assets and liabilities of $14.1 million, partially offset by net non-cash charges of $4.4 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $16.6 million decrease in deferred revenue, a $0.3 million increase in accounts receivable, a $0.4 million increase in other assets, all partially offset by a $3.4 million increase in accounts payable and accrued expenses and other current liabilities.

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

In June 2015, we received an upfront payment of $25.0 million from Seattle Genetics under our collaboration agreement. At that time, we recorded the $25.0 million as deferred revenue, to be subsequently recognized as revenue over our period of performance. Changes in deferred revenue in all periods were due to the initial recording of and increases to the amount of deferred revenue from payments from Seattle Genetics for reimbursements of research and development costs as well as the subsequent recognition as revenue of a portion of the deferred revenue. On January 16, 2020, the Company and Seattle Genetics announced that they have entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”), pursuant to which the Parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate. The Company recorded a cumulative adjustment to revenue as a result of the change in the estimated transaction price and the estimated costs to complete the remaining performance obligations in the fourth quarter of 2019. Under the Collaboration Agreement, the Company recognized revenue of $22.5 million and $9.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, deferred revenue of $1.3 million and $17.9 million, respectively, was recorded related to this agreement. All revenue recognized in 2019 is from the deferred balance as of December 31, 2018 plus additional amounts received as reimbursement of research and development costs from Seattle Genetics. As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation for preclinical research and clinical development activities related to the two specified product candidates through Phase 1 is estimated to be approximately $1 million, which is expected to be recognized as revenue through December 31, 2020.

Changes in accounts payable, accrued expenses, and prepaid expenses and other current assets and other assets in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2019, net cash provided by investing activities was $23.2 million consisted of net purchases of maturities and sale of marketable securities of $23.0 million and $0.2 million in proceeds from the sale of property and equipment offset by purchases of property and equipment of $0.1 million.

During the year ended December 31, 2018, net cash used by investing activities was $10.5 million, consisting of net purchases of marketable securities of $10.0 million and purchases of property and equipment of $0.5 million.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $0.1 million from the proceeds from the issuance of common stock upon stock option exercises.

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

In January 2019, we amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. We further amended the Loan Agreement in June 2019 to extend the available date for borrowings to June 30, 2020. On July 31, 2019, the Company amended the Loan Agreement to provide for changes to the primary depository requirements with PWB. No amounts had been borrowed as term loans under the Loan Agreement as of December 31, 2019.

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel; and
•	unanticipated serious safety concerns related to the use of our product candidates; and
•	our ability to continue as a going concern.

We believe that our existing cash and cash equivalents of $37.4 million as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into mid-2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In accordance with the requirements of ASC 205-40, based on our recurring losses and cash outflows from operations, since our inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the removal of revenues generated under the Collaboration Agreement with Seattle Genetics as a result of the termination of that Agreement, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining benefits from cost saving measures implemented or planned or in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. In determining whether goods or services are distinct, management evaluates certain criteria, including whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (capable of being distinct) and (ii) the good or service is separately identifiable from other goods or services in the contract (distinct in the context of the contract).

At the inception of an arrangement that includes options for a customer to purchase additional services or products at agreed upon prices in the future, we evaluate whether each option provides a material right. An option that provides a material right will be accounted for as a separate performance obligation.

We then determine the transaction price, which is the amount of consideration e expected to be received from a customer in exchange for the promised goods or services. Our estimate of the transaction price for each contract includes all fixed and variable consideration to which we expect to be entitled. Variable consideration includes payments in the form of collaboration payments, regulatory milestone payments, commercial milestone payments, and royalty payments. For collaboration, regulatory milestone, and commercial milestone payments, we evaluate whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, we re-evaluate the probability of a significant reversal of the cumulative revenue recognized for our milestones, and, if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis. We exclude sales-based royalties until the sale occurs.

ASC 606 requires us to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which we have sold the same performance obligation separately are not available, we are required to estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

A performance obligation is satisfied and revenue is recognized when “control” of the promised good or service is transferred, either over time or at a point in time, to the customer. A customer obtains control of a good or service if it has the ability to (1) direct its use and (2) obtain substantially all of the remaining benefits from it.

For performance obligations consisting of licenses and other promises (combined performance obligations), we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We will recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement. The estimate of our measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount of transaction price allocated to the satisfied portion of the performance obligation, based on our measure of progress, will be recognized immediately on a cumulative catch-up basis, resulting in an adjustment to revenue in the period of change. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. We consider the guidance in ASC Topic 606 in determining the appropriate treatment for the transactions between us and our collaborative partners and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, we will recognize our share of the net sales on a gross basis if we are deemed to be the principal in the transactions with customers, or on a net basis if we are instead deemed to be the agent in the transactions with customers, consistent with the guidance in Topic 606. When we have concluded that we have a customer relationship with one of our collaborators, such as that with Seattle Genetics, we follow the guidance in ASC 606.

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

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions and apply the graded-vesting method to all awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Previously, due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the "simplified" method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adopting ASU 2016-09, Improvements to Employee Share‑Based Payment Accounting (Topic 718) on January 1, 2017, we have elected to account for forfeitures as they occur.  Upon adopting ASU 2018-07, Improvements to Nonemployee Share‑Based Payment Accounting (Topic 718) on January 1, 2019, we elected that unsettled equity-classified awards to nonemployees for which a measurement date has not been established to be measured using the adoption date fair value. All subsequent grants to non-employees will be accounted for consistently with grants to employees.

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

UNUM THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unum Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Therapeutics Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2020

We have served as the Company’s auditor since 2015.

UNUM THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$37,424	$55,671
Marketable securities	—	22,923
Accounts receivable	2,000	1,668
Prepaid expenses and other current assets	1,167	740
Total current assets	40,591	81,002
Operating lease, right-of-use asset	5,285	—
Property and equipment, net	1,865	3,251
Restricted cash	1,255	1,255
Other assets	427	419
Total assets	$49,423	$85,927
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,183	$1,519
Accrued expenses and other current liabilities	7,131	5,477
Operating lease liability	1,619	—
Deferred revenue	1,315	17,949
Total current liabilities	13,248	24,945
Deferred rent	—	748
Operating lease liability, net of current portion	4,413	—
Total liabilities	17,661	25,693
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 30,663,054 shares and 30,057,970 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	155,624	152,275
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(123,892)	(92,059)
Total stockholders’ equity	31,762	60,234
Total liabilities and stockholders' equity	$49,423	$85,927

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Collaboration revenue	$22,499	$9,734
Operating expenses:
Research and development	43,709	38,285
General and administrative	10,968	7,454
Total operating expenses	54,677	45,739
Loss from operations	(32,178)	(36,005)
Other income (expense):
Interest income	267	1,153
Other income, net	78	320
Total other income, net	345	1,473
Net loss	(31,833)	(34,532)
Accretion of redeemable convertible preferred stock to redemption value	—	(16)
Net loss attributable to common stockholders	$(31,833)	$(34,548)
Net loss per share attributable to common stockholders, basic and diluted	$(1.04)	$(1.39)
Weighted average common shares outstanding, basic and diluted	30,480,330	24,895,670
Comprehensive loss:
Net loss	$(31,833)	$(34,532)
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of tax of $0	12	4
Total other comprehensive income	12	4
Comprehensive loss	$(31,821)	$(34,528)

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2017	20,771,850	77,151	10,201,690	$10	$2,499	$(16)	$(51,339)	$(48,846)
Adjustment to retained earnings for change in accounting policy	—	—	—	—	—	—	(6,188)	(6,188)
Accretion of redeemable convertible preferred stock to redemption value	—	16	—	—	(16)	—	—	(16)
Conversion of redeemable convertible preferred stock to common stock	(20,771,850)	(77,167)	13,229,362	13	77,154	—	—	77,167
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	5,985,000	6	63,942	—	—	63,948
Proceeds from private placement concurrent with initial public offering	—	—	416,666	1	4,999	—	—	5,000
Issuance of common stock upon exercise of stock options	—	—	225,252	—	609	—	—	609
Stock-based compensation expense	—	—	—	—	3,088	—	—	3,088
Unrealized gains on marketable securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(34,532)	(34,532)
Balances at December 31, 2018	—	—	30,057,970	$30	$152,275	$(12)	$(92,059)	$60,234
Issuance of common stock upon exercise of stock options	—	—	605,084	—	108	—	—	108
Stock-based compensation expense	—	—	—	—	3,241	—	—	3,241
Unrealized gains on marketable securities	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(31,833)	(31,833)
Balance at December 31, 2019	—	—	30,663,054	$30	$155,624	$—	$(123,892)	$31,762

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,833)	$(34,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,241	3,088
Depreciation and amortization expense	1,293	1,321
Net amortization (accretion) of premiums (discounts) on marketable securities	(53)	(246)
(Gain)/loss on disposal of fixed assets	(78)	10
Non-cash interest expense	—	23
Changes in operating assets and liabilities:
Accounts receivable	(332)	(838)
Prepaid expenses and other current assets	(8)	(250)
Operating lease, right-of-use asset	1,365	—
Other assets	(427)	(419)
Accounts payable	1,664	367
Accrued expenses and other current liabilities	1,760	2,883
Deferred rent	—	(52)
Operating lease liability	(1,472)	—
Deferred revenue	(16,634)	(3,844)
Net cash used in operating activities	(41,514)	(32,489)
Cash flows from investing activities:
Purchases of property and equipment	(33)	(549)
Proceeds from sale of property and equipment	204	—
Purchases of marketable securities	—	(47,682)
Maturities and sales of marketable securities	22,988	37,700
Net cash provided by (used in) investing activities	23,159	(10,531)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	66,793
Proceeds from private placement concurrent with initial public offering	—	5,000
Proceeds from issuance of common stock upon stock option exercises	108	609
Payments of initial public offering costs	—	(2,056)
Net cash provided by financing activities	108	70,346
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,247)	27,326
Cash, cash equivalents and restricted cash at beginning of period	56,926	29,600
Cash, cash equivalents and restricted cash at end of period	$38,679	$56,926
Supplemental disclosure of noncash investing and financing information:
Conversion of convertible redeemable preferred stock into common stock	$—	$77,154
Purchases of property and equipment included in accounts payable	$—	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

UNUM THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Unum Therapeutics, Inc. (“Unum” or “the Company”) is a biopharmaceutical company focused on developing curative cell therapies for solid tumors. Unum’s novel proprietary technology includes Bolt-On Chimeric Receptor (BOXR), designed to improve the functionality of engineered T cells by incorporating a “bolt-on” transgene to overcome resistance of the solid tumor microenvironment (TME) to T cell attack. Unum also developed product candidates using its novel proprietary technology, Antibody-Coupled T cell Receptor (ACTR), an autologous engineered T-cell therapy that combines the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses. Unum was incorporated in March 2014 under the laws of the State of Delaware.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of December 31, 2019, no shares have been sold under this Sales Agreement.

As announced on March 2, 2020, the Company initiated a reduction in force that is intended to result in the termination of approximately 60% of the Company’s employee workforce, or approximately 43 employees. These reductions are expected to be substantially completed by the end of first quarter of 2020. The reduction in force was approved in connection with the Company’s restructuring plans to prioritize resources towards advancing its preclinical program, BOXR1030, for the treatment of solid tumor cancers.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. We believe that our existing cash and cash equivalents of $37.4 million as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into mid-2021. Based on our available cash resources, recurring losses and cash outflows from operations, since our inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the removal of revenues generated under the Collaboration Agreement with Seattle Genetics as a result of the termination of that Agreement, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On December 31, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market (“Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days to regain compliance with the minimum bid price rule. If we do not regain compliance with the Minimum Bid Price Requirement by June 29, 2020, then, under Nasdaq Listing Rules, we may transfer to The Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. Following a transfer to The Nasdaq Capital Market, under Nasdaq Listing Rules, we may be eligible for an additional 180 calendar day compliance period. The Company is actively monitoring its stock price and will consider any and all options available to the Company to regain compliance. The alternatives to trading on the Nasdaq Stock Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if we fail to regain compliance with the Minimum Bid Price Requirement.

The Company expects that it will continue to incur significant expenses in connection with its ongoing business activities. The Company will need to seek additional funding through equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements, partnerships, joint ventures, combinations or divestitures of one or more of its businesses. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its wholly-owned subsidiary, Mono, Inc. All intercompany balances and transactions have been eliminated.

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

Risks and Uncertainties

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Potential impacts to our business include temporary closures of our facilities or those of our vendors, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and our ability to raise capital.

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

Restricted Cash

Restricted cash consists of security deposits in separate restricted bank accounts as required under the terms of the Company’s lease agreement for its Corporate Office in Cambridge, Massachusetts.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019 or 2018.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services transferred to the customer is determined to be probable.

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

The Company then determines the transaction price, which is the amount of consideration expected to be received from a customer in exchange for the promised goods or services. The Company’s estimate of the transaction price for each contract includes all fixed and variable consideration to which it expects to be entitled. Variable consideration includes payments in the form of collaboration payments, regulatory milestone payments, commercial milestone payments, and royalty payments. For collaboration, regulatory milestone, and commercial milestone payments, the Company evaluates whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis. The Company excludes sales-based royalties until the sale occurs.

ASC 606 requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company is required to estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

A performance obligation is satisfied and revenue is recognized when “control” of the promised good or service is transferred, either over time or at a point in time, to the customer. A customer obtains control of a good or service if it has the ability to (1) direct its use and (2) obtain substantially all of the remaining benefits from it.

For performance obligations consisting of licenses and other promises (combined performance obligations), the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. The estimate of the measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount of transaction price allocated to the satisfied portion of the performance obligation, based on the Company’s measure of progress, will be recognized immediately on a cumulative catch-up basis, resulting in an adjustment to revenue in the period of change. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Collaborative Arrangements

The Company records the elements of collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. The Company considers the guidance in ASC Topic 606 in determining the appropriate treatment for the transactions between the Company and its collaborative partners and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if the Company is instead deemed to be the agent in the transactions with customers, consistent with the guidance in Topic 606. When the Company has concluded that it has a customer relationship with one of its collaborators, such as that with Seattle Genetics, the Company follows the guidance in ASC 606.

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

Stock-Based Compensation

The Company measures stock options and other stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions and applies the graded-vesting method to all awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For performance-based stock options, we begin to recognize expense when we determine that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the probable date, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period.

The Company estimates the fair value of stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of its stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a public market for the trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based the estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development and that are publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected life of employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019 and 2018, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company is currently evaluating the impact that the adoption of ASU 2018-18 will have on its consolidated financial statements.

3. Marketable Securities and Fair Value Measurements

Marketable securities by security type consisted of the following (in thousands):

December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$22,935	$—	$(12)	$22,923
	$22,935	$—	$(12)	$22,923

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$485	$—	$485
Marketable securities:
U.S. Treasury bills and notes	—	—	—	—
	$—	$485	$—	$485

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$52,100	$—	$52,100
Marketable securities:
U.S. Treasury bills and notes	22,923	—	—	22,923
	$22,923	$52,100	$—	$75,023

U.S. Treasury bills and notes were valued based on Level 1 inputs. Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$5,529	$5,801
Computer equipment and software	224	203
Furniture and fixtures	317	317
Leasehold improvements	426	426
Total property and equipment	6,496	6,747
Accumulated depreciation and amortization	(4,631)	(3,496)
Property and equipment, net	$1,865	$3,251

Depreciation and amortization expense was $1.3 million for each of the years ended December 31, 2019 and 2018.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued employee compensation and benefits	$2,500	$1,599
Accrued external research and development expense	2,987	1,799
Accrued external manufacturing costs	750	1,015
Other	894	1,064
	$7,131	$5,477

6. Collaboration Agreement

In June 2015, the Company entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, the Company and Seattle Genetics agreed to jointly develop two product candidates incorporating our ACTR platform and Seattle Genetics’ antibodies. Under the Collaboration Agreement, we conduct preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities.  Seattle Genetics will continue development activities of the two specified product candidates in collaboration with the Company unless it exercises one of its two options to opt-out from further development and commercialization activities for each of the two product candidates during specified periods subsequent to Phase 1 clinical development. In addition, the Company has an option to opt-out from further development and commercialization activities for each of the two product candidates, exercisable during a specified period subsequent to Phase 2 clinical development. If neither party exercises its options to opt-out from further development and commercialization activities for each product candidate, the parties will work together to co-develop and fund each product candidate after Phase 1 clinical development and Seattle Genetics will pay the Company specified collaboration and milestone payments upon the occurrence of specified events related to each product candidate of up to an aggregate of $400.0 million across the two active product candidates, consisting of $100.0 million of aggregate collaboration payments, $100.0 million of aggregate regulatory milestone payments and $200.0 million of aggregate commercial milestone payments. The individual collaboration payments are payable upon the occurrence of specified clinical development events and range up to $30.0 million per product candidate. The individual regulatory milestone payments are payable upon the first regulatory approval of each product in the United States and the first regulatory approval of each product in specified territories outside the United States and range up to $35.0 million per product. The individual commercial milestone payments are payable upon the achievement of specified aggregate annual net sales for each product and range up to $60.0 million per product. Through December 31, 2019, no milestones had been achieved or paid.

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

At the inception of the arrangement, the Company evaluated the separate options held by Seattle Genetics (i) to expand the collaboration to include a third product candidate upon payment of an additional fee and (ii) to continue development activities beyond Phase 1 clinical development activities and determined that each option was substantive. Each option represents a separate buying decision by Seattle Genetics, is not essential to the functionality of the current deliverables, and was not offered at a substantially discounted price. As each option was deemed to be substantive, the item underlying the option was not considered to be a deliverable at the inception of the arrangement and the incremental fees associated with each option were not included in the initial arrangement consideration. These options will be accounted for as separate units of accounting when, and if, such options are exercised by Seattle Genetics.

The Company determined that the transaction price includes the $25.0 million upfront payment and the total payments to be earned for preclinical research and clinical development activities. The total transaction price is being recognized as revenue over the performance period using the cost-to-cost method, which the Company believes best depicts the transfer of control to the customer. As payments from Seattle Genetics are earned related to the Company’s preclinical research and clinical development activities through Phase 1 clinical development, the Company recognizes as revenue the portion of the payments equal to the percentage of the cost of completed research and development activities to the cost of the total estimated research and development activities. Any future milestone payments, if any, will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch up being recognized for the completed portion of the estimated research costs.

On January 16, 2020, the Company and Seattle Genetics announced that they have entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”) effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the Parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid the Company $5.75 million, (ii) Seattle Genetics surrendered, assigned and transferred to the Company all of its right, title and interest in the 831,847 shares of the Company’s common stock owned by Seattle Genetics, (iii) the Company will continue to pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seattle Genetics paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize its individual intellectual property either by themselves or with third parties, subject to the intellectual property rights of the other party.

In considering all facts known prior to December 31, 2019, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the intention of the parties to terminate the Collaboration Agreement, the Company has adjusted the estimated transaction price to be the $25.0 million upfront payment and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. The Company has also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of December 31, 2019. The Termination Payment of $5.75 million and return of the 831,847 common shares will be accounted for in 2020 after the Termination Effective Date as these are contingent upon execution of the Termination Agreement.

The Company recorded a cumulative adjustment to revenue as a result of the change in the estimated transaction price and the estimated costs to complete the remaining performance obligations in the fourth quarter of 2019. Under the Collaboration Agreement, the Company recognized revenue of $22.5 million and $9.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, deferred revenue of $1.3 million and $17.9 million, respectively, was recorded related to this agreement. All revenue recognized in 2019 is from the deferred balance as of December 31, 2018 plus additional amounts received as reimbursement of research and development costs from Seattle Genetics. As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation for preclinical research and clinical development activities related to the two specified product candidates through Phase 1 is estimated to be approximately $1 million, which is expected to be recognized as revenue through December 31, 2020.

7. Loan and Security Agreement

The Company has a loan and security agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”), entered into in 2017, which provided for term loan borrowings of up to $15.0 million through January 19, 2019. Borrowings under the Loan Agreement bear interest at a variable annual rate equal to the greater of (i) the prime rate plus 0.25% or (ii) 3.75%, and were payable over an interest-only period until January 19, 2019, followed by a 24-month period of equal monthly payments of principal and interest. All amounts outstanding as of the maturity date of January 19, 2021 become immediately due and payable. In January 2019, the Company amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. As of December 31, 2019, these equity financing considerations have not been met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. In June 2019, the Company further amended the Loan Agreement to extend the available date for borrowings from June 30, 2019 to June 30, 2020. On July 31, 2019, the Company amended the Loan Agreement to provide for changes to the primary depository requirements with PWB.

In connection with the loan and security agreement, the Company agreed to enter into warrant agreements with the lender pursuant to which warrants will be issued to purchase a number of shares of the Company’s capital stock equal to 1% of the amount of each term loan borrowing under the loan and security agreement, divided by the applicable exercise price.

No amounts have been borrowed as term loans under the loan and security agreement as of December 31, 2019. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property. Under the Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. There are no financial covenants associated with the Loan Agreement. Events of default under the Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse effects with respect to the Company.

8. Preferred Stock and Common Stock

Preferred Stock

The Company had issued Series A redeemable convertible preferred stock (the “Series A preferred stock”) and Series B redeemable convertible preferred stock (the “Series B preferred stock”). The Series A preferred stock and the Series B preferred stock are collectively referred to as the “Preferred Stock”. The Preferred Stock converted to shares of common stock on a 1:1.57 basis upon the closing of the IPO on April 3, 2018.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

On March 16, 2018, the Company effected a one-for-1.57 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of December 31, 2019, no shares have been sold under this Sales Agreement.

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

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018 provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan is 2,800,721. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan will automatically increase on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,226,500 shares effective as of January 1, 2020. As of December 31, 2019, 2,009,911 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 314,000 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1 through January 1, 2027, by the least of (i) 500,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 306,600 shares effective as of January 1, 2020. The first six month offering period was initiated on July 1, 2019. As of December 31, 2019, no shares have been issued under the ESPP and 614,580 shares remain available for issuance. In January 2020, 57,011 shares were issued to employees under the ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.15%	2.64%
Expected volatility	74.07%	67.40%
Expected dividend yield	—	—
Expected life (in years)	5.85	6.07

Stock Option Activity

The following table summarizes the activity of our 2018 Stock Option and Incentive Plan, excluding performance-based stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	3,661,982	$5.92
Granted	2,029,886	2.90
Exercised	(605,084)	0.18
Forfeited	(924,901)	7.75
Outstanding as of December 31, 2019	4,161,883	$4.87	7.9	$321
Vested and expected to vest as of December 31, 2019	4,161,883	$4.87	7.9	$321
Options exercisable as of December 31, 2019	1,799,024	$4.96	6.5	$310

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $2.2 million and $1.6 million, respectively. The weighted average grant-date fair value of awards granted during the years ended December 31, 2019 and 2018 was $1.90 per share and $6.50 per share, respectively.

Performance-based Stock Options

In 2019, the Company granted options to certain employees for the purchase of 635,000 shares of common stock that vest under a combination of performance-based and service-based vesting conditions if certain performance vesting criteria are achieved on or before March 31, 2020. As of December 31, 2019, the Company has not recorded stock-based compensation expense as the performance conditions have not been deemed to be probable of being achieved.

The following table summarizes the activity of our performance-based stock options granted under our 2018 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	—	$—
Granted	635,000	3.73
Exercised	—	—
Forfeited	(125,000)	4.42
Outstanding as of December 31, 2019	510,000	$3.56	9.3	$—
Vested and expected to vest as of December 31, 2019	—	$—	—	$—
Options exercisable as of December 31, 2019	—	$—	—	$—

The weighted average grant-date fair value of awards granted during the years ended December 31, 2019 and 2018 was $2.46 per share and $0 per share, respectively.

Restricted Stock Units

In 2019, the Company granted restricted stock units to employees with service-based vesting conditions. The restricted stock units vest over the 2 year service period.  The following table summarizes the activity of our restricted stock units granted under our 2018 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	—	$—
Granted	371,161	0.69
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2019	371,161	$0.69

Employee Stock Purchase Plan

The weighted-average fair value of stock purchase rights granted as part of 2018 Employee Stock Purchase Plan was $0.85 per share for the year ended December 31, 2019. The fair value was estimated using the Black-Scholes option-pricing model. During the year ended December 31, 2019, we used a weighted-average stock-price volatility of 84 percent, expected option life assumption of six months and a risk-free interest rate of 2.1 percent.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the two years ended December 31, 2019, in thousands:

	Year Ended December 31,
	2019	2018
Stock-based compensation expense by type of award:
Time-based stock options	$3,189	$3,088
Performance-based stock options	—	—
Time-based restricted stock units	15	—
Employee stock purchase plan	37	—
Total	$3,241	$3,088

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018
Research and development expenses	$2,237	$2,184
General and administrative expenses	1,004	904
Total	$3,241	$3,088

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based options of $6.2 million to be recognized over a weighted average period of 2.65 years and unrecognized compensation cost related to unvested restricted stock units was $0.2 million, which is expected to be recognized over a weighted average period of 1.88 years.

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

Income Taxes

During the years ended December 31, 2019 and 2018, the Company recorded no current or deferred income tax benefits for the net operating losses or research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company had no foreign operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.2)	(6.2)
Federal and state research and development tax credits	(5.5)	(4.2)
Nondeductible items	1.0	0.7
Other Items	1.6	—
Increase in deferred tax asset valuation allowance	30.1	30.7
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$30,055	$19,189
Research and development and investment tax credits	6,620	4,891
Deferred revenue	—	3,294
Accrued expenses	644	437
Capitalized start-up costs	85	93
Capitalized research and development expense	48	60
Operating lease right-of-use assets	(1,444)	—
Operating lease liabilities	1,648	—
Other	831	933
Total deferred tax assets	38,487	28,897
Valuation allowance	(38,487)	(28,897)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of $109.8 million and $110.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2019, $79.6 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2019, the Company also had U.S. federal and state research and development tax credit carryforwards of $5.3 million and $1.6 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034 and 2030, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Valuation allowance as of beginning of year	$28,897	$16,611
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	9,590	12,286
Valuation allowance as of end of year	$38,487	$28,897

As of December 31, 2019 and 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2016. The Company’s tax attributes related to years prior to 2016 can still be adjusted under audit. No federal or state tax audits are currently in process.

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

The elements of the lease expense were as follows (in thousands):

Year Ended December 31, 2019
Lease cost
Operating lease cost	$1,772
Variable lease cost (1)	1,075
Total lease cost	$2,847

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,954
Remaining lease term	3.33
Discount rate	6.25%

(1)	The variable lease costs for the quarter ended December 31, 2019 include common area maintenance and other operating charges.

Future minimum lease payments under the operating lease as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	1,933
2021	1,989
2022	2,046
2023	689
Total future minimum lease payments	6,657
Less: imputed interest	625
Total operating lease liability	$6,032
Included in the consolidated balance sheet:
Current operating lease liability	1,619
Operating lease liability, net of current portion	4,413
Total operating lease liability	$6,032

As previously disclosed in our 2018 Annual Report on Form 10-K, future minimum lease payments under the operating lease as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$1,878
2020	1,933
2021	1,989
2022	2,046
2023	689
Total future minimum lease payments	$8,535

Under the terms of the lease, the Company secured a $1.3 million letter of credit as security for its leased facility. The underlying cash securing this letter of credit has been classified as non-current restricted cash in the accompanying consolidated balance sheets. This is a refundable deposit and not a lease payment. This has been excluded from the undiscounted cash flows above.

License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $4.1 million as of December 31, 2019) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

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

Manufacturing Commitment

As of December 31, 2019, the Company had non-cancelable minimum purchase commitments under contract manufacturing agreements for payments totaling $1.0 million over the following 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or 2018.

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

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(31,833)	$(34,532)
Accretion of redeemable convertible preferred stock to redemption value	—	(16)
Net loss attributable to common stockholders	$(31,833)	$(34,548)
Denominator:
Weighted average common shares outstanding, basic and diluted	30,480,330	24,895,670
Net loss per share attributable to common stockholders, basic and diluted	$(1.04)	$(1.39)

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

	December 31,
	2019	2018
Stock options to purchase common stock	4,671,883	3,661,982
Unvested restricted common stock units	371,161	—
	5,043,044	3,661,982

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the years ended December 31, 2019 or 2018.

14. Selected Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except per share data):

	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019 (1)
Statements of Operations Data:
Revenue	$2,220	$1,666	$2,043	$3,805	$3,053	$3,138	$1,020	$15,288
Loss from operations	(6,986)	(9,439)	(10,576)	(9,004)	(11,841)	(10,541)	(12,036)	2,240
Net loss	(6,735)	(9,023)	(10,168)	(8,606)	(11,691)	(10,516)	(11,923)	2,297
Net loss attributable to common stockholders	(6,751)	(9,023)	(10,168)	(8,606)	(11,691)	(10,516)	(11,923)	2,297
Basic net loss attributable to common stockholders per share:	$(0.66)	$(0.31)	$(0.34)	$(0.29)	$(0.39)	$(0.34)	$(0.39)	$0.07
Weighted average common shares outstanding- basic	10,204,591	29,155,790	29,879,476	30,018,342	30,083,006	30,505,773	30,661,125	30,663,054
Diluted net loss attributable to common stockholders per share:	$(0.66)	$(0.31)	$(0.34)	$(0.29)	$(0.39)	$(0.34)	$(0.39)	$0.07
Weighted average common shares outstanding- diluted	10,204,591	29,155,790	29,879,476	30,018,342	30,083,006	30,505,773	30,661,125	31,195,620

(1)

The Q4 2019 results include the impact of the adjustment to the transaction price and the expected costs to complete the remaining performance obligations under the terms of the Collaboration Agreement with Seattle Genetics, as described more fully within Footnote 6, Collaboration Agreement.

15. Subsequent Events

Termination of the Collaboration Agreement with Seattle Genetics

On January 16, 2020, the Company and Seattle Genetics announced that they have agreed to terminate the Collaboration Agreement effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the Parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate. Refer to Footnote 6 above for additional information regarding this subsequent event.

Option Exchange Program

On January 24, 2020, the compensation committee of the Board of Directors authorized a stock option cancellation and regrant program, or the Option Exchange, that would allow the Company to cancel out-of-the-money stock options, or outstanding stock options that have an exercise price that is less than the market price for Unum’s stock in exchange for the issuance of stock options for the same number of shares and otherwise on the same terms but with lower exercise prices. The Option Exchange is subject to stockholder approval and implementation by our Board of Directors. The Company held its special meeting (the Special Meeting) of stockholders on March 9, 2020. The Option Exchange was submitted to a vote of the Company’s stockholders at the Special Meeting was approved.

Strategic Restructuring to Prioritize Efforts on BOXR1030 for the Treatment of Solid Tumor Cancers

As announced on March 2, 2020, the Company has initiated a reduction in force that is intended to result in the termination of approximately 60% of the Company’s employee workforce, or approximately 43 employees. These reductions are expected to be substantially completed by the end of first quarter of 2020. The reduction in force was approved in connection with the Company’s restructuring plans to prioritize resources towards advancing its preclinical program, BOXR1030, for the treatment of solid tumor cancers.

As a result of the reduction of force, the Company estimates that it will incur aggregate charges of approximately $2.0 million, in one-time severance and employee termination related costs which are all expected to result in cash expenditures.

On March 19, 2020, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC up to $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, 726,382 shares of Common Stock were issued to LPC as a commitment fee.

On March 26, 2020, the Company announced that they would be exploring strategic alternatives in order to maximize stockholder value and that the Company had engaged Ladenburg Thalmann & Co. Inc. to act as they strategic financial advisor to assist in the strategic review process. Despite undertaking this process, the Company may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Unum’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that Unum’s internal control over financial reporting was effective, as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

4.1

Form of Stock Purchase Agreement between the Registrant and Seattle Genetics, Inc. (incorporated by reference to Exhibit  4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

4.2

Amended Investors Rights Agreement among the Registrant and Certain of its Stockholders (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

4.3*	Description of Registrant’s Securities

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.2	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

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

10.8#

 Unum Therapeutics Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.9

Loan and Security Agreement by and between the Registrant and Pacific Western Bank dated as of January  19, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.10

First Amendment to Loan and Security Agreement with Pacific Western Bank dated as of July 6, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K (File No. 001-38443) filed on March 28, 2019)

10.11

Second Amendment to Loan and Security Agreement by and between Pacific Western Bank and Registrant dated as of January  18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed January 23, 2019)

10.12#

Employment Agreement by and between the Registrant and Matthew Osborne dated as of June 17, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38443) filed on August 12, 2019)

10.13#

Employment Agreement by and between the Registrant and Jessica Sachs dated as of July 15, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 12, 2019)

10.14

Consulting Agreement by and between the Registrant and Michael Vasconcelles dated as of July 25, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 12, 2019)

10.15

Third Amendment to Loan and Security Agreement by and between Pacific Western Bank and Registrant dated as of June 21, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed June 25, 2019)

10.16

Fourth Amendment to Loan and Security Agreement by and between Pacific Western Bank and Registrant dated as of July 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on August 5, 2019)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	XBRL Instance Document.

101SCH*	XBRL Taxonomy Extension Schema Document.

101CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensation plan.

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

Date: March 26, 2020	UNUM THERAPEUTICS INC.

	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2020:

Signature	Title(s)

/s/ Charles Wilson Charles Wilson, Ph.D.	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Matthew Osborne Matthew Osborne	Chief Financial Officer (Principal Financial Officer)

/s/ Bruce Booth Bruce Booth, DPhil.	Director

/s/ Jörn Aldag Jörn Aldag	Director

/s/ Karen Ferrante Karen Ferrante, M.D.	Director

/s/ Matthew Ros Matthew Ros	Director

/s/ Arlene Morris Arlene Morris	Director