Form 10-Q
period 2020-03-31
Unum Therapeutics Inc.
filed 2020-05-11
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 31,161,941 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include, but are not limited to, the following:

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

•	the potential for our identified research priorities to advance our BOXR platform;
•	the ability to license additional intellectual property relating to our product candidates from third-parties and to comply with our existing license agreements and collaboration agreements;
•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the commercialization of our product candidates, if approved;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

i

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our use of the proceeds from the initial public offering and the Concurrent Private Placement as defined herein; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNUM THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$29,604	$37,424
Accounts receivable	—	2,000
Prepaid expenses and other current assets	1,581	1,167
Total current assets	31,185	40,591
Operating lease, right-of-use asset	4,929	5,285
Property and equipment, net	1,570	1,865
Restricted cash	1,255	1,255
Other assets	—	427
Total assets	$38,939	$49,423
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$628	$3,183
Accrued expenses and other current liabilities	6,123	7,131
Operating lease liability	1,658	1,619
Deferred revenue	841	1,315
Total current liabilities	9,250	13,248
Operating lease liability, net of current portion	3,987	4,413
Total liabilities	13,237	17,661
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 30,821,892 shares and 30,663,054 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	31	30
Additional paid-in capital	155,657	155,624
Accumulated deficit	(129,986)	(123,892)
Total stockholders’ equity	25,702	31,762
Total liabilities and stockholders' equity	$38,939	$49,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$7,031	$3,053
Operating expenses:
Research and development	9,498	12,403
General and administrative	3,674	2,491
Total operating expenses	13,172	14,894
Loss from operations	(6,141)	(11,841)
Other income (expense):
Interest income	47	150
Total other income (expense), net	47	150
Net loss	$(6,094)	$(11,691)
Net loss per common share, basic and diluted	$(0.20)	$(0.39)
Weighted average common shares outstanding, basic and diluted	30,136,749	30,083,006
Comprehensive loss:
Net loss	$(6,094)	$(11,691)
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of tax of $0	—	10
Total other comprehensive income	—	10
Comprehensive loss	$(6,094)	$(11,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	30,663,054	$30	$155,624	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	207,292	1	37	—	38
Issuance of common stock under Employee Stock Purchase Plan	57,011	—	35	—	35
Issuance of common stock, net of issuance costs	726,382	1	261	—	262
Acquisition and retirement of treasury stock	(831,847)	(1)	(807)	—	(808)
Stock-based compensation expense	—	—	507	—	507
Unrealized gains on marketable securities	—	—	—	—	—
Net loss	—	—	—	(6,094)	(6,094)
Balances at March 31, 2020	30,821,892	$31	$155,657	$(129,986)	$25,702

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	30,057,970	$30	$152,275	$(12)	$(92,059)	$60,234
Issuance of common stock upon exercise of stock options	60,852	—	11	—	—	11
Stock-based compensation expense	—	—	726	—	—	726
Unrealized gains on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(11,691)	(11,691)
Balances at March 31, 2019	30,118,822	$30	$153,012	$(2)	$(103,750)	$49,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNUM THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,094)	$(11,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	295	330
Stock-based compensation expense	769	726
Realized loss on sales of marketable securities	—	1
Noncash consideration received from a customer	(808)	—
Net amortization (accretion) of premiums (discounts) on marketable securities	—	(49)
Changes in operating assets and liabilities:
Accounts receivable	2,000	(372)
Prepaid expenses and other current assets	(414)	(17)
Operating lease, right-of-use asset	356	334
Other assets	427	(427)
Accounts payable	(2,555)	317
Accrued expenses and other current liabilities	(1,008)	696
Operating lease liability	(387)	(352)
Deferred revenue	(474)	(1,014)
Net cash used in operating activities	(7,893)	(11,518)
Cash flows from investing activities:
Purchases of property and equipment	—	(42)
Proceeds from maturities and sales of marketable securities	—	14,992
Net cash provided by investing activities	—	14,950
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	38	11
Proceeds from issuance of stock from employee stock purchase plan	35	—
Net cash provided by financing activities	73	11
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,820)	3,443
Cash, cash equivalents and restricted cash at beginning of period	38,679	56,926
Cash, cash equivalents and restricted cash at end of period	$30,859	$60,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Unum also developed product candidates using its novel proprietary technology, Antibody-Coupled T cell Receptor (ACTR), an autologous engineered T-cell therapy that combines the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses. In March 2020, the Company announced a strategic restructuring plan to shift away from ACTR, and prioritize its resources towards advancing its preclinical program, BOXR1030, for the treatment of solid tumor cancers.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of March 31, 2020, no shares have been sold under this Sales Agreement.

As announced on March 2, 2020, the Company initiated a reduction in force that resulted in the termination of approximately 60% of the Company’s employee workforce, or 43 employees. These reductions were substantially completed by the end of first quarter of 2020. The reduction in force was approved in connection with the Company’s restructuring plans to prioritize resources towards advancing its preclinical program, BOXR1030, for the treatment of solid tumor cancers.

On March 19, 2020, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC up to $25,000,000 in shares of its Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 726,382 shares of Common Stock to LPC as a commitment fee.

On March 26, 2020, the Company announced that we would be exploring strategic alternatives in order to maximize stockholder value and that the Company had engaged Ladenburg Thalmann & Co. Inc. to act as its strategic financial advisor to assist in the strategic review process. Despite undertaking this process, the Company may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

On December 31, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market (“Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, the Company had an initial period of 180 calendar days to regain compliance with the minimum bid price rule, which has been tolled as of April 16, 2020 and will restart on July 1, 2020. If the Company does not regain compliance with the Minimum Bid Price Requirement by September 11, 2020, then, under Nasdaq Listing Rules, the Company may transfer to The Nasdaq Capital Market, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and the Company would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. Following a transfer to The Nasdaq Capital Market, under Nasdaq Listing Rules, the Company may be eligible for an additional 180 calendar day compliance period. The Company is actively monitoring its stock price and will consider any and all options available to regain compliance. The alternatives to trading on the Nasdaq Stock Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if it fails to regain compliance with the Minimum Bid Price Requirement.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $6.1 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had an accumulated deficit of $130.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into mid-2021. Based on our available cash resources, recurring losses and cash outflows from operations, since our inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019 have been made. The Company’s results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its wholly-owned subsidiary, Mono, Inc. All intercompany balances and transactions have been eliminated.

Risks and Uncertainties - Impact of the COVID-19 Coronavirus

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Potential impacts to our business include temporary closures of our facilities or those of our vendors, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and our ability to raise capital. As of March 31, 2020, there have been no material impacts to the Company. As the impacts of COVID-19 continue to unfold, the Company will continually assess the impacts, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our condensed consolidated financial statements as of and for the three months ended March 31, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires certain financial assets measured at amortized cost be presented at the net amount expected to be collected. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard became effective on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$487	$—	$487
	$—	$487	$—	$487

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$485	$—	$485
	$—	$485	$—	$485

We evaluate transfers between levels at the end of each reporting period. We have no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2020.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$1,185	$2,500
Accrued external research and development expense	3,436	2,987
Accrued external manufacturing costs	590	750
Other	912	894
	$6,123	$7,131

5. Collaboration Agreement

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

On January 16, 2020, the Company and Seattle Genetics entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”) effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the Parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

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

In considering all facts, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the expected termination of the Collaboration Agreement in January 2020, as of December 31, 2019, the Company adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the three months ended March 31, 2020, the Company adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 831,847 shares of common stock received. The aggregate fair value of common stock received has been included as a noncash adjustment to reconcile net loss to net cash used in operating activities within the consolidated statement of cash flows. The Company also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of March 31, 2020.

Under the Collaboration Agreement and Termination Agreement, the Company recognized revenue of $7.0 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, deferred revenue of $0.8 million and $1.3 million, respectively, was recorded related to these agreements. As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation for preclinical research and clinical development activities related to the two specified product candidates through Phase 1 is estimated to be approximately $0.8 million, which is expected to be recognized as revenue through fiscal 2020.

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

No amounts have been borrowed as term loans under the Loan Agreement as of March 31, 2020. Potential borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property. Under the Loan Agreement, the Company has agreed to affirmative and negative covenants to which it will remain subject until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. There are no financial covenants associated with the Loan Agreement. Events of default under the Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse effects with respect to the Company.

7. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018 provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 2,800,721. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increase on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,226,500 shares effective as of January 1, 2020. As of March 31, 2020, 3,612,870 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 314,000 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on each January 1 through January 1, 2027, by the least of (i) 500,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 306,631 shares effective as of January 1, 2020. The first six month offering period was initiated on July 1, 2019. As of March 31, 2020, 57,011 shares have been issued under the ESPP and 864,200 shares remain available for issuance.

Stock Option Issuances

During the three months ended March 31, 2020, the Company granted service-based options to participants for the purchase of 2,001,600 shares of common stock with a weighted average exercise price of $5.28 per share and a weighted average grant-date fair value of $0.54 per share.

During three months ended March 31, 2019, the Company granted options to certain employees for the purchase of 635,000 shares of common stock with a weighted average grant-date fair value of $2.46 per share that vest under a combination of performance-based and service-based vesting conditions if certain performance vesting criteria are achieved on or before March 31, 2020. As of March 31, 2020, the Company has not recorded stock-based compensation expense as the performance conditions were not met and the options were subsequently canceled.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$237	$599
General and administrative expenses	532	127
Total	$769	$726

As of March 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $3.6 million, which is expected to be recognized over a weighted average period of 2.91 years.

8. Commitments and Contingencies

License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $3.9 million as of March 31, 2020) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

The license agreement will expire on a country-by-country basis until the last to expire of the patents and patent applications covering such licensed product or service. The Licensors may terminate the license agreement within 60 days after written notice in the event of a breach of contract. The Licensors may also terminate the agreement upon written notice in the event of the Company’s bankruptcy, liquidation, or insolvency. In addition, the Company has the right to terminate this agreement in its entirety at will upon 90 days’ advance written notice to the Licensors. However, if the Company has commenced the commercialization of licensed products, the Company can only terminate at will if it ceases all development and commercialization of licensed products. As of March 31, 2020, no milestones have been met.

Manufacturing Commitment

As of March 31, 2020, the Company had non-cancelable minimum purchase commitments under contract manufacturing agreements for payments totaling $0.3 million over the following 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020 or December 31, 2019.

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

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(6,094)	$(11,691)
Denominator:
Weighted average common shares outstanding, basic and diluted	30,136,749	30,083,006
Net loss per common share, basic and diluted	$(0.20)	$(0.39)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive and would result in a reduction to net loss per share. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	March 31,
	2020	2019
Stock options to purchase common stock	4,105,808	4,267,697
Unvested restricted common stock units	353,485	—
	4,459,293	4,267,697

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the three months ended March 31, 2020 and 2019.

11. Restructuring

On March 2, 2020, the Company announced the board of directors approved plans to reduce workforce and prioritize resources towards advancing the Company’s preclinical program, BOXR1030, for the treatment of solid tumor cancers. As a result, the Company reduced its headcount by approximately 60% in the quarter ended March 31, 2020.

The Company incurred restructuring charges consisting of one-time severance payments and other employee related costs of $1.7 million in the quarter ended March 31, 2020. Cash payments for employee related restructuring charges of $1.1 million were paid as of March 31, 2020. The remaining $0.6 million of payments will be paid in the second quarter of 2020. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories of $1.3 million and $0.4 million, respectively, on its consolidated statements of operations and comprehensive loss.

A summary of the charges related to the restructuring activities as of March 31, 2020 is as follows (in thousands):

	Balance at			Balance at
	December 31, 2019	Charges	Less: Payments	March 31, 2020
Severance, benefits and relates costs	$—	$1,700	$(1,138)	$562
Total	$—	$1,700	$(1,138)	$562

These amounts are included in accounts payable, accrued expenses and other current liabilities in the March 31, 2020 consolidated balance sheet.

12. Subsequent Events

On April 8, 2020, the Company launched a tender offer by the Company to certain employee optionholders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of common stock, par value $0.001 per share, for equivalent number of new options to purchase shares of the Company’s common stock. As disclosed in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 18, 2020, the Company’s chief executive officer, and members of the Company’s board of directors are not eligible to participate in this tender offer.

Pursuant to the Exchange Offer, all eligible employees elected to exchange outstanding options, and the Company accepted for cancellation options to purchase an aggregate of 2,169,674 shares of the Company’s common stock. On May 7, 2020, immediately following the expiration of the Exchange Offer, the company granted new options to purchase 2,169,674 shares of common stock, pursuant to the terms of the Exchange Offer and the Company’s 2018 Stock Option and Incentive Plan. In relation to the Exchange Option, in the quarter ending June 30, 2020, the Company will recognize $0.1 million of compensation cost immediately related to the incremental fair value of vested stock-based awards. The incremental fair value of unvested stock-based awards that will be recognized prospectively over the remaining requisite service period is $0.1 million.

In April 2020, our board of directors unanimously approved an amendment to our certificate of incorporation, which would allow the board to effect a reverse stock split, or Reverse Stock Split, of all issued and outstanding shares of our common stock, at a ratio ranging from 1-for-5 to 1-for-10, inclusive, subject to shareholder approval. On April 29, 2020, the Company filed a Definitive Proxy Statement which includes the proposal that our stockholders approve the amendment to our certificate of incorporation to effect the Reverse Stock Split. The stockholders will vote on the proposal at the annual meeting on June 9, 2020. All disclosures of common shares and per common share data in the accompanying interim financial statements and related notes have not been adjusted to reflect the Reverse Stock Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a biopharmaceutical company focused on developing curative cell therapies for solid tumors. Our novel proprietary technology includes our Bolt-On Chimeric Receptor (“BOXR”) platform, designed to discover “bolt-on” transgenes to improve the functionality of engineered T cells and overcome resistance of the solid tumor microenvironment (TME) to T cell attack. We have also developed product candidates using our novel proprietary technology, Antibody-Coupled T cell Receptor (ACTR), an autologous engineered T-cell investigational therapy that is designed to combine the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses.

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

Our BOXR platform is designed to discover and incorporate novel “bolt-on” transgenes to be co-expressed with CARs, a T-cell receptor, or ACTR, to help T cells survive longer and perform better in the solid tumor microenvironment. BOXR candidates consist of two main components: 1) A targeting receptor that directs the T cell to attack tumor cells, which may be a traditional CAR receptor, a T-cell receptor, or Unum’s ACTR receptor, and 2) A novel “bolt-on” transgene that is designed to improve the intrinsic function of the T cell. Once discovered, BOXR transgenes are designed to be incorporated into several different types of therapeutic T cells, including both ACTR T cells and CAR-T cells, to impart new functionality to T cells. Our BOXR platform objectives include expanding the scope of biological mechanisms and transgenes in our proprietary BOXR library, enabling BOXR bolt-on applications for a broad range of immune cell therapies, including both autologous and allogeneic approaches, and advancing new BOXR product candidates into the clinic.

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

Since our inception in 2014, we have focused significant efforts and financial resources on building our ACTR and BOXR platforms, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, our initial public offering of common stock and Concurrent Private Placement (as further discussed below), and payments received under our Collaboration Agreement with Seattle Genetics. On April 3, 2018, we completed our initial public offering (IPO) of our common stock and issued and sold 5,770,000 shares of our common stock at a public offering price of $12.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts and commissions and other offering costs. In addition, we completed a Concurrent Private Placement of $5.0 million of shares of common stock at the public offering price of $12.00 per share, or 416,666 shares, with Seattle Genetics (“Concurrent Private Placement”).

In connection with our IPO, we issued and sold an additional 215,000 shares of our common stock on April 25, 2018, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock at the public offering price of $12.00 and received additional net proceeds of $2.4 million, after deducting underwriting discounts and commissions.

On April 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows us to sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on April 1, 2019 and pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of March 31, 2020, no shares have been sold under this Sales Agreement.

On March 19, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, we issued 726,382 shares of common stock to LPC as a commitment fee.

On March 26, 2020, we announced that it would be exploring strategic alternatives in order to maximize stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor to assist in the strategic review process. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $6.1 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $130.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2020, we had cash and cash equivalents of $29.6 million and available borrowings under our loan and security agreement of $15.0 million. We expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2021, before considering available borrowings under our loan and security agreement. In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. See “—Liquidity and Capital Resources”.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are monitoring the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue advancing our product candidate under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part II-Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

In June 2015, we entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, Unum and Seattle Genetics agreed to jointly develop two product candidates incorporating our ACTR platform and Seattle Genetics’ antibodies. Under the Collaboration Agreement, we conduct preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities. As a result of the Collaboration Agreement with Seattle Genetics, we recognized revenue of $7.0 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively, related to the upfront payment received from Seattle Genetics under our Collaboration Agreement as well as reimbursements of research and development costs. In November 2019, Unum and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 trial and associated research activities and are evaluating next steps for the programs. See Note 5 to the condensed consolidated financial statements herein for further discussion related to this suspension.

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

In considering all facts known, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the expected termination of the Collaboration Agreement in January 2020, as of December 31, 2019, the Company adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the three months ended March 31, 2020, the Company adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 831,847 shares of common stock received. The Company also adjusted the estimated costs to complete the remaining performance obligation to represent our best estimate as of March 31, 2020.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$7,031	$3,053	$3,978
Operating expenses:
Research and development	9,498	12,403	(2,905)
General and administrative	3,674	2,491	1,183
Total operating expenses	13,172	14,894	(1,722)
Loss from operations	(6,141)	(11,841)	5,700
Other income (expense):
Interest income	47	150	(103)
Total other income (expense), net	47	150	(103)
Net loss	$(6,094)	$(11,691)	$5,597

Collaboration Revenue

Collaboration revenue recognized during the three months ended March 31, 2020 and 2019 was $7.0 million and $3.1 million, respectively, this increase due to the recognition of revenue from payments received from Seattle Genetics under our recently terminated Collaboration Agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation and changes in estimated transaction price and costs to complete our performance obligations.

On January 16, 2020, the Company and Seattle Genetics entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”) effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid the Company $5.75 million and (ii) Seattle Genetics surrendered, assigned and transferred to the Company all of its right, title and interest in the 831,847 shares of the Company’s common stock owned by Seattle Genetics.

The Company adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the three months ended March 31, 2020, the Company adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 831,847 shares of common stock received. The Company also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of March 31, 2020. Under the Collaboration Agreement and termination Agreement, the Company recognized revenue of $7.0 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. The revenue in March 2020 includes the termination payments previously discussed.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses:
Hematologic Programs	$1,668	$4,614	$(2,946)
Solid Tumor Programs	505	245	$260
Unallocated expenses:
Personnel related (including stock-based compensation)	4,589	3,778	$811
Laboratory supplies, facility related and other	2,736	3,766	(1,030)
Total research and development expenses	$9,498	$12,403	$(2,905)

Research and development expenses decreased to $9.5 million for the three months ended March 31, 2020 from $12.4 million for the three months ended March 31, 2019. The overall decrease in research and development expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily relates to the decrease in the hematologic programs. Direct research and development costs related to our hematologic programs have decreased $2.9 million in the current year, primarily related to deprioritizing these programs. The direct research and development costs related to our solid tumor programs increased by $0.3 million related to our ACTR707 used in combination with trastuzumab program. On March 2, 2020, as part of our effort to conserve resources for BOXR1030, Unum announced that we are concluding our ACTR707 clinical trials.

The increase in personnel-related costs of $0.8 million included in unallocated expenses was primarily a result of severance paid to employees during the three months ended March 31, 2020. The decrease in laboratory supplies, facility-related, and other costs of $1.0 million is primarily due to the conclusion of our ACTR707 clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $3.7 million, compared to $2.5 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to increased personnel costs of $1.0 million and increased professional and consultant fees and facility and other costs of $0.2 million. The increase in personnel-related costs was primarily due to severance paid to employees during the three months ended March 31, 2020. The increase in professional and consulting fees and facility and other costs was primarily due to an increase in various advisory and consulting fees.

Interest Income

Interest income for the three months ended March 31, 2020 and 2019 was less than $0.1 million and $0.2 million, respectively. Interest income decreased due to lower invested balances in the current year compared to the prior period.

Liquidity and Capital Resources

The COVID-19 outbreak created various impacts to our financials as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities related costs. The estimated impact of COVID-19 for the year is currently unknown. The final impact may vary based on the duration of the current social and economic conditions. We do not currently believe the accumulated costs will present a material impact to our financial liquidity or position. The extent to which the COVID-19 pandemic continues it may materially impact the Company’s financial condition, liquidity or results of operations in the future.

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

On March 19, 2020, we entered into a Purchase Agreement with LPC, pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, we issued 726,382 shares of Common Stock to LPC as a commitment fee.

As of March 31, 2020, we had cash and cash equivalents of $29.6 million and available borrowings under our loan and security agreement of $15.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(7,893)	$(11,518)
Cash provided by investing activities	—	14,950
Cash provided by financing activities	73	11
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,820)	$3,443

Operating Activities

During the three months ended March 31, 2020, operating activities used $7.9 million of cash, primarily resulting from our net loss of $6.1 million and from net cash used by changes in our operating assets and liabilities of $2.1 million, partially offset by net non-cash charges of $0.3 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $3.6 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.5 million decrease in deferred revenue, partially offset by $2.0 million decrease in accounts receivable.

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

Investing Activities

During the three months ended March 31, 2020, net cash from investing activities was nil. During the three months ended March 31, 2019, net cash provided by investing activities of $15.0 million, primarily consisted of maturities and sales of marketable securities.

Financing Activities

During the three months ended March 31, 2020, net used in financing activities was less than $0.1 million which consisted of the proceeds from the issuance of common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan. During the three months ended March 31, 2019, net cash provided by financing activities was less than $0.1 million from the proceeds from the issuance of common stock upon stock option exercises.

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

In January 2019, we amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. We further amended the Loan Agreement in June 2019 to extend the available date for borrowings to June 30, 2020. On July 31, 2019, the Company amended the Loan Agreement t to provide for changes to the primary depository requirements with PWB. No amounts had been borrowed as term loans under the Loan Agreement as of March 31, 2020 and have no plans to borrow from the term loan through the remaining duration of the Loan Agreement.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, wind-down our current clinical trials and potential clinical development of our product candidates. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash and cash equivalents of $29.6 million as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into mid-2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In accordance with the requirements of ASC 205-40, based on our recurring losses and cash outflows from operations, since our inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining benefits from cost saving measures implemented or planned or in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Other than as described below, there have been no material changes from our risk factors described in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 26, 2020. The risks described in our Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which has been tolled as of April 16, 2020 and will restart on July 1, 2020. We now have until September 11, 2020 to regain compliance with the Minimum Bid Price Requirement (the “Compliance Date”). If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Global Select Market.

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

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets.  The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including the below.

•

Our operating plan currently includes efforts to advance our preclinical program, BOXR1030, for the treatment of solid tumor cancers, and to complete an IND application for BOXR1030 in late 2020. The COVID-19 pandemic could have an impact on various aspects of our preclinical program and the IND we expected to submit to FDA in late 2020.  For example, our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of our preclinical program, including completing IND-enabling studies.

•

We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our preclinical program and supply other goods and services to run our business. If any such third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidate for our preclinical program and conduct our research and development operations.

•

We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research sites and other important agencies and contractors.

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any delay in regulatory review resulting from such disruptions could materially affect the development and study of BOXR1030.

•

The trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We had no sales of unregistered equity securities during the period covered by these condensed financial statements.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Purchase Agreement dated as of March 19, 2020 between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on March 20, 2020)

10.2

Registration Rights Agreement dated as of March 19, 2020 between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (file No. 001-38443) filed on March 20, 2020)

10.3#*	Employee Agreement by and between the Registrant and Seth Ettenberg, effective as of March 19, 2018

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

UNUM THERAPEUTICS INC.

Date: May 11, 2020	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Matthew Osborne
Matthew Osborne
Chief Financial Officer
(Principal Financial Officer)