Form 10-Q
period 2020-06-30
Unum Therapeutics Inc.
filed 2020-08-11
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 38,263,127 shares of common stock, $0.001 par value per share, outstanding.

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

•	the success, cost, and timing of our product development activities and clinical trials;
•	the timing of our planned IND submission to the FDA for our product candidate for PLX9486 and BOXR1030;
•

our ability to obtain and maintain regulatory approval for our PLX9486 and BOXR product candidates and any other product candidates we may develop, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the potential for our identified research priorities to advance our PLX9486 and BOXR platform;
•	the ability to license additional intellectual property relating to our product candidates from third-parties and to comply with our existing license agreements and collaboration agreements;
•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the commercialization of our product candidates, if approved;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

i

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our use of the proceeds from the initial public offering, the Concurrent Private Placement and the Series A Preferred Stock as defined herein; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNUM THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$21,342	$37,424
Accounts receivable	—	2,000
Prepaid expenses and other current assets	2,607	1,167
Total current assets	23,949	40,591
Operating lease, right-of-use asset	4,567	5,285
Property and equipment, net	1,284	1,865
Restricted cash	1,255	1,255
Other assets	—	427
Total assets	$31,055	$49,423
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$632	$3,183
Accrued expenses and other current liabilities	5,627	7,131
Operating lease liability	1,698	1,619
Deferred revenue	312	1,315
Total current liabilities	8,269	13,248
Operating lease liability, net of current portion	3,545	4,413
Total liabilities	11,814	17,661
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 31,161,941 shares and 30,663,054 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	32	30
Additional paid-in capital	156,588	155,624
Accumulated deficit	(137,379)	(123,892)
Total stockholders’ equity	19,241	31,762
Total liabilities and stockholders' equity	$31,055	$49,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNUM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$528	$3,138	$7,559	$6,191
Operating expenses:
Research and development	5,129	10,617	14,627	23,020
General and administrative	2,802	3,062	6,476	5,553
Total operating expenses	7,931	13,679	21,103	28,573
Loss from operations	(7,403)	(10,541)	(13,544)	(22,382)
Other income (expense):
Interest income	3	25	50	175
Other income, net	7	—	7	—
Total other income (expense), net	10	25	57	175
Net loss	$(7,393)	$(10,516)	$(13,487)	$(22,207)
Net loss per common share, basic and diluted	$(0.24)	$(0.34)	$(0.44)	$(0.73)
Weighted average common shares outstanding, basic and diluted	31,109,950	30,505,773	30,623,350	30,295,557
Comprehensive loss:
Net loss	$(7,393)	$(10,516)	$(13,487)	$(22,207)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	—	2	—	12
Total other comprehensive income		2	—	12
Comprehensive loss	$(7,393)	$(10,514)	$(13,487)	$(22,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNUM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	30,663,054	$30	$155,624	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	207,292	1	37	—	38
Issuance of common stock under Employee Stock Purchase Plan	57,011	—	35	—	35
Issuance of common stock, net of issuance costs	726,382	1	261	—	262
Acquisition and retirement of treasury stock	(831,847)	(1)	(807)	—	(808)
Stock-based compensation expense	—	—	507	—	507
Net loss	—	—	—	(6,094)	(6,094)
Balances at March 31, 2020	30,821,892	$31	$155,657	$(129,986)	$25,702
Issuance of common stock upon exercise of stock options	340,049	1	61	—	62
Stock-based compensation expense	—	—	870	—	870
Net loss	—	—	—	(7,393)	(7,393)
Balances at June 30, 2020	31,161,941	$32	$156,588	$(137,379)	$19,241

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	30,057,970	$30	$152,275	$(12)	$(92,059)	$60,234
Issuance of common stock upon exercise of stock options	60,852	—	11	—	—	11
Stock-based compensation expense	—	—	726	—	—	726
Unrealized gains on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(11,691)	(11,691)
Balances at March 31, 2019	30,118,822	$30	$153,012	$(2)	$(103,750)	$49,290
Issuance of common stock upon exercise of stock options	541,732	—	97	—	—	97
Stock-based compensation expense	—	—	885	—	—	885
Unrealized gains on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(10,516)	(10,516)
Balances at June 30, 2019	30,660,554	$30	$153,994	$—	$(114,266)	$39,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNUM THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,487)	$(22,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	581	661
Stock-based compensation expense	1,639	1,611
Realized loss on sales of marketable securities	—	2
Noncash consideration received from a customer	(808)	—
Net amortization (accretion) of premiums (discounts) on marketable securities	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	2,000	176
Prepaid expenses and other current assets	(1,440)	(503)
Operating lease, right-of-use asset	718	673
Other assets	427	(427)
Accounts payable	(2,551)	141
Accrued expenses and other current liabilities	(1,504)	558
Operating lease liability	(789)	(718)
Deferred revenue	(1,003)	(2,774)
Net cash used in operating activities	(16,217)	(22,862)
Cash flows from investing activities:
Purchases of property and equipment	—	(42)
Proceeds from maturities and sales of marketable securities	—	22,988
Net cash provided by investing activities	—	22,946
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	100	108
Proceeds from issuance of stock from employee stock purchase plan	35	—
Net cash provided by financing activities	135	108
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,082)	192
Cash, cash equivalents and restricted cash at beginning of period	38,679	56,926
Cash, cash equivalents and restricted cash at end of period	$22,597	$57,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNUM THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also developed product candidates using its novel proprietary technology, Antibody-Coupled T cell Receptor (ACTR), an autologous engineered T-cell therapy that combines the cell-killing ability of T cells and the tumor-targeting ability of co-administered antibodies to exert potent antitumor immune responses. In March 2020, the Company announced a strategic restructuring plan to shift away from ACTR, and prioritize its resources towards advancing its preclinical program, BOXR1030, for the treatment of solid tumor cancers.

On July 6, 2020 the Company, as described in Note 12 (Subsequent Events), signed and closed the acquisition of Kiq Bio LLC (formerly Kiq LLC) (“Kiq”). Kiq is a biopharmaceutical company focused on developing a pipeline of novel therapies to treat cancer patients. Kiq’s most advanced program, PLX9486, is a highly potent and selective KIT D816V inhibitor that is being developed to treat systemic mastocytosis and GIST patients.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the impact of the COVID-19 coronavirus, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of June 30, 2020, no shares have been sold under this Sales Agreement.

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

On March 19, 2020, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC up to $25,000,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 726,382 shares of common stock to LPC as a commitment fee. As of June 30, 2020, no other shares have been issued or sold under this Purchase Agreement.

On March 26, 2020, the Company announced that it would be exploring strategic alternatives in order to maximize stockholder value and that the Company had engaged Ladenburg Thalmann & Co. Inc. to act as its strategic financial advisor to assist in the strategic review process. Subsequent to the balance sheet date, the Company successfully completed a transaction as disclosed in Note 12 (Subsequent Events).

On June 9, 2020, the Company’s stockholders approved an amendment to its certificate of incorporation, which allows the board to effect a reverse stock split of all issued and outstanding shares of its common stock, as a ratio ranging from 1-for-5 to 1-for-10. The Company has yet to effect the reverse stock split as of June 30, 2020.

On July 9, 2020, the Company completed a private placement of 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million.

On December 31, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market (“Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, the Company had an initial period of 180 calendar days to regain compliance with the minimum bid price rule, which has been tolled as of April 16, 2020 and will restart on July 1, 2020. If the Company does not regain compliance with the Minimum Bid Price Requirement by September 11, 2020, then, under Nasdaq Listing Rules, the Company may transfer to The Nasdaq Capital Market, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and the Company would need to provide written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period. Following a transfer to The Nasdaq Capital Market, under Nasdaq Listing Rules, the Company may be eligible for an additional 180 calendar day compliance period. The Company is actively monitoring its stock price and will consider any and all options available to regain compliance. The alternatives to trading on the Nasdaq Stock Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if it fails to regain compliance with the Minimum Bid Price Requirement. Subsequent to the balance sheet date, the Company has received notification from the Nasdaq that the Company has regained compliance with the Nasdaq Listing Rules.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $13.5 million for the six months ended June 30, 2020. As of June 30, 2020, the Company had an accumulated deficit of $137.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents, including the $104.4 million the Company received on July 9, 2020 from the Series A Preferred Stock private placement, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 have been made. The Company’s results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include those of the Company and its wholly-owned subsidiary, Mono, Inc. All intercompany balances and transactions have been eliminated.

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

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of June 30, 2020, there have been no material impacts to the Company. As the impacts of COVID-19 continue to unfold, the Company will continually assess the impacts, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. The extent to which the COVID-19 pandemic may directly or indirectly impact its business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there is not a material impact to its condensed consolidated financial statements as of and for the three and six months ended June 30, 2020; however, actual results could differ from those estimates and there may be changes to its estimates in future periods.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect that this standard will have a material effect on its condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$487	$—	$487
	$—	$487	$—	$487

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$485	$—	$485
	$—	$485	$—	$485

The Company evaluates transfers between levels at the end of each reporting period. The Company has no financial assets or liabilities that were classified as Level 3 at any point during the three and six months ended June 30, 2020.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$1,033	$2,500
Accrued external research and development expense	3,806	2,987
Accrued external manufacturing costs	133	750
Other	655	894
	$5,627	$7,131

5. Collaboration Agreement

In June 2015, the Company entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, the Company and Seattle Genetics agreed to jointly develop two product candidates incorporating its ACTR platform and Seattle Genetics’ antibodies. Under the Collaboration Agreement, the Company conducts preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities.  Seattle Genetics will continue development activities of the two specified product candidates in collaboration with the Company unless it exercises one of its two options to opt-out from further development and commercialization activities for each of the two product candidates during specified periods subsequent to Phase 1 clinical development. In addition, the Company has an option to opt-out from further development and commercialization activities for each of the two product candidates, exercisable during a specified period subsequent to Phase 2 clinical development. If neither party exercises its options to opt-out from further development and commercialization activities for each product candidate, the parties will work together to co-develop and fund each product candidate after Phase 1 clinical development and Seattle Genetics will pay the Company specified collaboration and milestone payments upon the occurrence of specified events related to each product candidate of up to an aggregate of $400.0 million across the two active product candidates, consisting of $100.0 million of aggregate collaboration payments, $100.0 million of aggregate regulatory milestone payments and $200.0 million of aggregate commercial milestone payments. The individual collaboration payments are payable upon the occurrence of specified clinical development events and range up to $30.0 million per product candidate. The individual regulatory milestone payments are payable upon the first regulatory approval of each product in the United States and the first regulatory approval of each product in specified territories outside the United States and range up to $35.0 million per product. The individual commercial milestone payments are payable upon the achievement of specified aggregate annual net sales for each product and range up to $60.0 million per product. Through December 31, 2019, no milestones had been achieved or paid.

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

In considering all facts, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the expected termination of the Collaboration Agreement in January 2020, as of December 31, 2019, the Company adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the six months ended June 30, 2020, the Company adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 831,847 shares of common stock received. The aggregate fair value of common stock received has been included as a noncash adjustment to reconcile net loss to net cash used in operating activities within the condensed consolidated statement of cash flows. The Company also adjusted the costs to complete the remaining performance obligations to represent its best estimate as of June 30, 2020.

Under the Collaboration Agreement and Termination Agreement, the Company recognized revenue of $0.5 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $7.6 million and $6.2 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, deferred revenue of $0.3 million and $1.3 million, respectively, was recorded related to these agreements. As of June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation for clinical development activities related to closing the study is estimated to be approximately $0.3 million, which is expected to be recognized as revenue through fiscal 2020.

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

No amounts have been borrowed as term loans under the Loan Agreement as of June 30, 2020 and the Loan Agreement expired on June 30, 2020.

7. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018 provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 2,800,721. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increase on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,226,500 shares effective as of January 1, 2020. As of June 30, 2020, 4,254,405 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 314,000 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on each January 1 through January 1, 2027, by the least of (i) 500,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 306,631 shares effective as of January 1, 2020. The first six month offering period was initiated on July 1, 2019. As of June 30, 2020, 57,011 shares have been issued under the ESPP and 864,200 shares remain available for issuance.

Stock Option Issuances

During the six months ended June 30, 2020, the Company granted service-based options to participants for the purchase of 4,491,663 shares of common stock with a weighted average exercise price of $0.59 per share and a weighted average grant-date fair value of $0.46 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$466	$588	$703	$1,187
General and administrative expenses	404	297	936	424
Total	$870	$885	$1,639	$1,611

On April 8, 2020, the Company launched a tender offer to certain employee optionholders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of common stock, par value $0.001 per share, for equivalent number of new options to purchase shares of the Company’s common stock. Pursuant to the exchange offer, all eligible employees elected to exchange outstanding options, and the Company accepted for cancellation options to purchase an aggregate of 2,169,674 shares of the Company’s common stock.

On May 7, 2020, immediately following the expiration of the exchange offer, the Company granted new options to purchase 2,169,674 shares of common stock, pursuant to the terms of the exchange offer and the Company’s 2018 Plan. As a result, the exercise price was determined to be $0.42, the fair value of the Company’s closing stock price on the grant date. No other terms of the exchanged stock options were modified, and the stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. The Company accounted for the exchange offer as an option modification and as a result, recorded $0.2 million in incremental stock-based compensation expense during the three and six months ended June 30, 2020.

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $2.8 million, of which $1.7 million is expected to be recognized in the quarter ending September 30, 2020 in connection with the Kiq acquisition as described in Note 12 (Subsequent Events). The remaining is to be recognized over a weighted average period of 1.9 years.

8. Commitments and Contingencies

License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $3.9 million as of June 30, 2020) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

The license agreement will expire on a country-by-country basis until the last to expire of the patents and patent applications covering such licensed product or service. The Licensors may terminate the license agreement within 60 days after written notice in the event of a breach of contract. The Licensors may also terminate the agreement upon written notice in the event of the Company’s bankruptcy, liquidation, or insolvency. In addition, the Company has the right to terminate this agreement in its entirety at will upon 90 days’ advance written notice to the Licensors. However, if the Company has commenced the commercialization of licensed products, the Company can only terminate at will if it ceases all development and commercialization of licensed products. As of June 30, 2020, no milestones had been met.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020 or its consolidated financial statements as of December 31, 2019.

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

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,393)	$(10,516)	$(13,487)	$(22,207)
Denominator:
Weighted average common shares outstanding, basic and diluted	31,109,950	30,505,773	30,623,350	30,295,557
Net loss per common share, basic and diluted	$(0.24)	$(0.34)	$(0.44)	$(0.73)

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

	June 30,
	2020	2019
Stock options to purchase common stock	3,156,113	4,685,428
Unvested restricted common stock units	321,596	—
	3,477,709	4,685,428

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the three and six months ended June 30, 2020 and 2019.

11. Restructuring

On March 2, 2020, the Company announced the board of directors approved plans to reduce workforce and prioritize resources towards advancing the Company’s preclinical program, BOXR1030, for the treatment of solid tumor cancers. As a result, the Company reduced its headcount by approximately 60% during the six months ended June 30, 2020.

The Company recognized restructuring expenses consisting of one-time severance payments and other employee related costs of $0.1 million and $1.8 million during the three and six months ended June 30, 2020. Cash payments for employee related restructuring charges of $1.8 million were paid as of June 30, 2020. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories of $1.1 million and $0.7 million, respectively, on its condensed consolidated statements of operations and comprehensive loss.

A summary of the charges related to the restructuring activities as of June 30, 2020 is as follows (in thousands):

	Balance at			Balance at
	December 31, 2019	Charges	Less: Payments	June 30, 2020
Severance, benefits and relates costs	$—	$1,843	$(1,818)	$25
Total	$—	$1,843	$(1,818)	$25

These amounts are included in accounts payable, accrued expenses and other current liabilities in the June 30, 2020 condensed consolidated balance sheet.

12. Subsequent Events

On July 6, 2020, the Company completed its asset acquisition of Kiq, in accordance with the terms of the Agreement and Plan of Merger, signed and closed on July 6, 2020 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the Merger, the Company issued the securityholders of Kiq 6,235,903 shares of the common stock and 44,687 shares of Series A non-voting convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting and is contingently convertible to common stock subject to stockholder approval. Following stockholder approval, each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the option of the holder thereof, subject to certain limitations. The estimated consideration for the transaction was approximately $44 million. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the license rights.

The Company has agreed to hold a stockholders’ meeting to submit the approval of the conversion of the Series A Preferred Stock into shares of common stock, the approval of an amendment to the certificate of incorporation of the Company to authorize sufficient shares of Common Stock for the conversion of the Series A Preferred Stock issued and the approval of a reverse stock split of all outstanding shares of common stock for the purpose of maintaining compliance with Nasdaq listing standards.

In connection with the Kiq merger, on July 9, 2020, the Company also completed a private placement of 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million.

In connection with the transactions, a non-transferrable contingent value right (a "CVR") will be distributed to Unum stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to Kiq or the PIPE investors. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy cell therapy assets for a period of three years following the closing of the transaction. The CVR is expected to be distributed to eligible stockholders approximately 30 days from the closing of the Kiq acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

On July 6, 2020, we completed our acquisition of Kiq Bio LLC (formerly Kiq LLC), a Delaware limited liability company (“Kiq”), in accordance with the terms of the Agreement and Plan of Merger, dated July 6, 2020 (the “Merger Agreement”).

Through this acquisition of Kiq, we are now a biopharmaceutical company focused on developing a pipeline of novel therapies to treat cancer patients. Kiq’s most advanced program, PLX9486, is a clinical-stage, highly potent and selective KIT D816V inhibitor that is being developed to treat systemic mastocytosis and Gastrointestinal Solid Tumor (GIST) patients. PLX9486 has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1 / 2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by mutations in the KIT tyrosine kinase, and resistance to therapy can be seen with the emergence of new KIT mutations. Anti-tumor activity for PLX9486 was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data for PLX9486 were previously presented by Plexxikon, a member of the Daiichi Sankyo Group, at the Connective Tissue Oncology Society meeting in November 2017, and the American Society of Clinical Oncology meeting in June 2018.

On July 6, 2020, we shared updated clinical data in 18 patients dosed with PLX9486 in combination with sunitinib as part of our corporate presentation describing the Kiq acquisition, showing median progression free survival of eleven months. This was a heavily-treated advanced GIST population, where 72 percent of patients had previously been treated with sunitinib, 66 percent of patients had received three-or-more Tyrosine kinase inhibitors (TKIs), and 50 percent of patients had received four-or-more TKIs. The overall response rate was 16.6 percent, including two partial responses and one complete response.

Based on these results, we plan to meet with the FDA to explore further clinical development of PLX9486 in combination with sunitinib in GIST patients, and plan to initiate an additional clinical study in GIST in the second half of 2021.

In addition to continuing the development of PLX9486 in GIST patients, we are pursuing development of the compound in patients living with advanced systemic mastocytosis (ASM) and indolent systemic mastocytosis (ISM). Systemic mastocytosis is a disease almost entirely defined by KIT D816V, and patients with ASM have a significantly diminished quality of life and median survival of less than approximately 3.5 years. For patients with ISM, there are no available approved therapies, and while their lifespan is not shortened by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that the disease is highly sensitive to inhibition of the target. PLX9486 was specifically designed to selectively inhibit KIT mutations on exon 17, including KIT D816V, and we aim to expand the clinical development of this program to treat systemic mastocytosis patients.

Subject to feedback from regulatory authorities, we expect to initiate clinical trials in ASM patients in the first half of 2021, followed by trials in ISM patients in the second half of 2021. We expect to rapidly assess PLX9486 activity in mastocytosis patients by monitoring levels of serum tryptase, a relevant biomarker of disease activity which is elevated in these patients.

Worldwide rights to develop and commercialize PLX9486, as well as an additional selective KIT inhibitor, PLX0206, were exclusively licensed by Kiq from Plexxikon. Under the terms of the May 2020 agreement, Plexxikon received an upfront payment and is eligible for additional development milestones and mid- to high- single-digit royalty payments. Plexxikon has also committed to a transition plan to enable the seamless transfer of the program.

Patents protecting PLX9486 include composition of matter claims which have issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond.

In addition to our small molecule efforts, we have developed proprietary technologies which enable cell therapy programs targeting cancers utilizing a patient's engineered T cells. Our BOXR (Bolt-On Chimeric Receptor) product candidates are designed to improve the functionality of T cells by incorporating a "bolt-on" transgene to counter the adverse effects of the solid tumor microenvironment on T cell function. Our ACTR (Antibody-Coupled T cell Receptor) product candidates incorporate a novel chimeric receptor that are designed to enable a co-administered, tumor-specific antibody to direct T cell targeting toward tumor cells.

In March 2020, we announced that we would be suspending further clinical testing of all ACTR product candidates and focusing efforts on advancing our BOXR platform with the aim of bringing the lead BOXR product candidate, BOXR1030, into clinical testing. With the acquisition of Kiq and the focus on development of novel precision kinase inhibitors, we are directing our cell therapy efforts towards the identification of an external partner who will have responsibility for future development of the technology and development of product candidates.

All ACTR clinical trials are closed to further enrollment. We anticipate completing all closeout activities of 3 of 4 ACTR clinical trials by the end of the quarter ending September 30, 2020. We are initiating a study closeout plan for the fourth clinical trial and anticipate closing out the last ACTR clinical trial in the first half of 2021.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of June 30, 2020, no shares have been issued or sold under this Sales Agreement.

On March 19, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, we issued 726,382 shares of common stock to LPC as a commitment fee. As of June 30, 2020, no other shares have been sold under this Purchase Agreement.

On March 26, 2020, we announced that it would be exploring strategic alternatives in order to maximize stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor to assist in the strategic review process.

On June 9, 2020, our stockholders approved an amendment to our certificate of incorporation, which allows the board to effect a reverse stock split of all issued and outstanding shares of our common stock, as a ratio ranging from 1-for-5 to 1-for-10. We have yet to effect the reverse stock split as of June 30, 2020.

On July 9, 2020, we completed Private Investment in Public Equity (“PIPE”) with existing and new investors to raise gross proceeds of $104.4 million in which the investors were issued shares of Series A Preferred Stock at a price of $880 per share or, $0.88 per share on an as-converted-to-common basis.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $13.5 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $137.4 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2020, we had cash and cash equivalents of $21.3 million. We expect that our current cash and cash equivalents, including the $104.4 million we received on July 9, 2020 from the Series A Preferred Stock private placement, will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2022.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are monitoring the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict with certainty the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue advancing our product candidate under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part II-Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

In June 2015, we entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, Unum and Seattle Genetics agreed to jointly develop two product candidates incorporating our ACTR platform and Seattle Genetics’ antibodies. Under the Collaboration Agreement, we conduct preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities. As a result of the Collaboration Agreement with Seattle Genetics, we recognized revenue of $0.5 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $7.6 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively, related to the upfront payment received from Seattle Genetics under our Collaboration Agreement as well as reimbursements of research and development costs. In November 2019, Unum and Seattle Genetics suspended further dose-escalation of the ATTCK-17-01 trial and associated research activities and are evaluating next steps for the programs. See Note 5 to the condensed consolidated financial statements herein for further discussion related to this suspension.

On January 16, 2020, Unum and Seattle Genetics announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration. Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid Unum $5.75 million, (ii) Seattle Genetics surrendered, assigned and transferred to Unum all of its right, title and interest in the 831,847 shares of our common stock owned by Seattle Genetics, (iii) we will continue to be responsible for and pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seattle Genetics paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize their individual intellectual property (either by themselves or with third parties, subject to the intellectual property rights of the other party.

In considering all facts known, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the expected termination of the Collaboration Agreement in January 2020, as of December 31, 2019, we adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the six months ended June 30, 2020, we adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 831,847 shares of common stock received. We also adjusted the estimated costs to complete the remaining performance obligation to represent our best estimate as of June 30, 2020.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as of a result of the costs associated with the acquisition of Kiq as well as the expansion of operations subsequent to the acquisition.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities balances. Our interest income has not been significant due to low interest earned on invested balances.

Other Income, Net

Other income, net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $109.8 million and $110.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. Of the 2019 federal net operating loss, $79.6 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $5.3 million and $1.6 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034 and 2030, respectively. As of December 31, 2019, we have Massachusetts investment tax credits of $0.1 million which generally have a 3 year carryover period.

We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$528	$3,138	$(2,610)
Operating expenses:
Research and development	5,129	10,617	(5,488)
General and administrative	2,802	3,062	(260)
Total operating expenses	7,931	13,679	(5,748)
Loss from operations	(7,403)	(10,541)	3,138
Other income (expense):
Interest income	3	25	(22)
Other income, net	7	—	7
Total other income (expense), net	10	25	(15)
Net loss	$(7,393)	$(10,516)	$3,123

Collaboration Revenue

Collaboration revenue recognized during the three months ended June 30, 2020 and 2019 was $0.5 million and $3.1 million, respectively, this decrease is due to the termination of the Collaboration Agreement with Seattle Genetics. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation and changes in estimated transaction price and costs to complete our performance obligations.

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses:
Hematologic Programs	$1,728	$3,451	$(1,723)
Solid Tumor Programs	351	642	$(291)
Unallocated expenses:
Personnel related (including stock-based compensation)	1,948	3,825	$(1,877)
Laboratory supplies, facility related and other	1,102	2,699	(1,597)
Total research and development expenses	$5,129	$10,617	$(5,488)

Research and development expenses decreased to $5.1 million for the three months ended June 30, 2020 from $10.6 million for the three months ended June 30, 2019. The overall decrease in R&D expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily relates to a decrease in clinical activity related to our Phase 1 clinical trials. Direct research and development costs related to our hematologic programs and solid tumor programs have decreased $1.7 million and $0.3 million, respectively, in the current year, primarily related to deprioritizing these programs. On March 2, 2020, as part of our effort to conserve resources for BOXR1030, Unum announced that we are concluding our clinical trials.

The decrease in personnel-related costs of $1.9 million included in unallocated expenses was primarily a result of a decrease in overall compensation resulting from decreased headcount in the three months ended June 30, 2020 due to the restructuring. The decrease in laboratory supplies, facility-related, and other costs of $1.6 million was primarily due primarily due to the conclusion of our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $2.8 million, compared to $3.1 million for the three months ended June 30, 2019. The decrease in general and administrative expenses was primarily due to decrease in professional and consultant fees and facility and other costs of $0.6 million partially offset by increased personnel costs of $0.1 million. The increase in personnel-related costs was primarily due to restructuring expenses consisting of one-time severance payments and other employee related costs that were incurred during the three months ended June 30, 2020.

Interest Income

Interest income for the three months ended June 30, 2020 and 2019 remained consistent at $0.1 million as a result of lower invested balances in the current year due to the use of cash proceeds received from our IPO to fund current operations.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$7,559	$6,191	$1,368
Operating expenses:
Research and development	14,627	23,020	(8,393)
General and administrative	6,476	5,553	923
Total operating expenses	21,103	28,573	(7,470)
Loss from operations	(13,544)	(22,382)	8,838
Other income (expense):
Interest income	50	175	(125)
Other income, net	7	—	7
Total other income, net	57	175	(118)
Net loss	$(13,487)	$(22,207)	$8,720

Collaboration Revenue

Collaboration revenue recognized during the six months ended June 30, 2020 and 2019 was $7.6 million and $6.2 million, respectively, this increase due to the recognition of revenue from payments received from Seattle Genetics under our recently terminated Collaboration Agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation and changes in estimated transaction price and costs to complete our performance obligations.

On January 16, 2020, Unum and Seattle Genetics entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”) effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid Unum $5.75 million and (ii) Seattle Genetics surrendered, assigned and transferred to Unum all of its right, title and interest in the 831,847 shares of Unum’s common stock owned by Seattle Genetics.

We adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the six months ended June 30, 2020, we adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 831,847 shares of common stock received. We also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of June 30, 2020. Revenue during the six months ended June 30, 2020 includes the termination payments previously discussed.

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses:
Hematologic Programs	$3,396	$8,063	$(4,667)
Solid Tumor Programs	856	886	$(30)
Unallocated expenses:
Personnel related (including stock-based compensation)	6,537	7,602	$(1,065)
Laboratory supplies, facility related and other	3,838	6,469	(2,631)
Total research and development expenses	$14,627	$23,020	$(8,393)

Research and development expenses decreased to $14.6 million for the six months ended June 30, 2020 from $23.0 million for the six months ended June 30, 2019. The overall decrease in research and development expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to the decrease in clinical activity related to our Phase 1 clinical trials. Direct research and development costs related to our hematologic programs and solid tumor programs have decreased $4.7 million and less than $0.1 million, respectively, in the current year, primarily related to deprioritizing these programs. On March 2, 2020, as part of our effort to conserve resources for BOXR1030, Unum announced that we are concluding our clinical trials.

The decrease in personnel-related costs of $1.1 million included in unallocated expenses was primarily a result of a decrease in overall compensation resulting from decreased headcount during the six months ended June 30, 2020 due to the restructuring. The decrease in laboratory supplies, facility-related, and other costs of $2.6 million is primarily due to the conclusion of our clinical trials.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $6.5 million, compared to $5.6 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to increased personnel costs of $1.1 million partially offset by a decrease in professional and consultant fees and facility and other costs of $0.4 million. The increase in personnel-related costs was primarily due to severance paid to employees during the six months ended June 30, 2020.

Interest Income

Interest income for the six months ended June 30, 2020 and 2019 was less than $0.1 million and $0.2 million, respectively. Interest income decreased due to lower invested balances in the current year compared to the prior period.

Liquidity and Capital Resources

The COVID-19 outbreak created various impacts to our financials as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities related costs. The estimated impact of COVID-19 for the year is currently unknown. The final impact may vary based on the duration of the current social and economic conditions. We do not currently believe the accumulated costs will present a material impact to our financial liquidity or position. The extent to which the COVID-19 pandemic continues it may materially impact our financial condition, liquidity or results of operations in the future.

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

On March 19, 2020, we entered into a Purchase Agreement with LPC, pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, we issued 726,382 shares of Common Stock to LPC as a commitment fee. As of June 30, 2020, no other shares have been issued or sold under this Purchase Agreement.

On July 9, 2020, the Company completed a private placement of 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million.

As of June 30, 2020, we had cash and cash equivalents of $21.3 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(16,217)	$(22,862)
Cash provided by investing activities	—	22,946
Cash provided by financing activities	135	108
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,082)	$192

Operating Activities

During the six months ended June 30, 2020, operating activities used $16.2 million of cash, primarily resulting from our net loss of $13.5 million and from net cash used by changes in our operating assets and liabilities of $4.1 million, partially offset by net non-cash charges of $1.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $4.1 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.0 million decrease in deferred revenue and a $1.4 million increase in prepaid expenses and other current assets, partially offset by $2.0 million decrease in accounts receivable and a $0.4 million decrease in other assets.

During the six months ended June 30, 2019, operating activities used $22.9 million of cash, primarily resulting from our net loss of $22.2 million and from net cash used by changes in our operating assets and liabilities of $2.9 million, partially offset by net non-cash charges of $1.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $2.8 million decrease in deferred revenue, a $0.2 million increase in accounts receivable and a $0.7 million decrease in accounts payable and accrued expenses and other current liabilities, all partially offset by a $0.9 million increase in prepaid expenses and other current assets and other assets.

Investing Activities

During the six months ended June 30, 2020, net cash from investing activities was nil. During the six months ended June 30, 2019, net cash provided by investing activities of $22.9 million consisted of maturities and sales of marketable securities of $23.0 million offset by purchases of property and equipment of $0.1 million.

Financing Activities

During the six months ended June 30, 2020, net used in financing activities was $0.1 million which consisted of the proceeds from the issuance of common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan. During the six months ended June 30, 2019, net cash provided by financing activities was $0.1 million from the proceeds from the issuance of common stock upon stock option exercises.

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

In January 2019, we amended the Loan Agreement to extend the available date for borrowings from January 19, 2019 to June 30, 2019 and extend the interest only period from January 19, 2019 to June 30, 2020, with the possibility of further extension to March 31, 2021 if certain equity financing considerations are met. Additionally, the loan repayment period will be over a 24-month period following the end of the interest-only period. We further amended the Loan Agreement in June 2019 to extend the available date for borrowings to June 30, 2020. On July 31, 2019, we amended the Loan Agreement t to provide for changes to the primary depository requirements with PWB. No amounts had been borrowed as term loans under the Loan Agreement as of June 30, 2020 and Loan Agreement expired on June 30, 2020.

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

As of June 30, 2020, we had cash and cash equivalents of $21.3 million. We expect that our current cash and cash equivalents, including the $104.4 million we received on July 9, 2020 from the Series A Preferred Stock private placement, will enable us to fund our operating expenses and capital expenditure requirements beyond 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining benefits from cost saving measures implemented or planned or in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K, the following involve the most judgment and complexity:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 20, 2020, we received notification from the Nasdaq that we have regained compliance with the Nasdaq Listing Rules.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act was enacted. The Affordable Care Act, or ACA, and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the ATRA), which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the U.S. government’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a ‘‘Blueprint’’ to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of Health and Human Services to: eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of the proposed rule to permit the importation of drugs from Canada; depending on whether pharmaceutical manufacturers agree to other measures, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries; and allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. Because the power to enact policy through Executive Order is limited, these Executive Orders direct HHS to engage the standard rulemaking process. It is not clear when regulators will begin this process and how quickly they will move once they do.

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
2.1

Agreement and Plan of Merger, dated July 6, 2020, by and among Unum Therapeutics Inc., Utah Merger Sub 1 LLC, Utah Merger Sub 2 LLC and Kiq LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

3.1	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)
3.2	Amendment to the Amended and Restated By-laws of Unum Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)
10.1

Securities Purchase Agreement, dated as of July 6, 2020, by and among Unum Therapeutics Inc. and each purchaser identified on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.1

Form of Registration Rights Agreement, by and among Unum Therapeutics Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.3#

Employment Agreement, dated July 6, 2020, between Unum Therapeutics Inc. and John L. Green (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.4#

Amendment to Employment Agreement, dated July 6, 2020, between Unum Therapeutics Inc. and Jessica Sachs (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.5#

Employee Agreement by and between the Registrant and Seth Ettenberg, effective as of March 19, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38443) filed on May 11, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

UNUM THERAPEUTICS INC.

Date: August 11, 2020	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Financial Officer)