Form 10-Q/A
period 2020-06-30
Cogent Biosciences, Inc.
filed 2020-10-06
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38443

COGENT BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5308248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Cambridge Park Drive, Suite 2500 Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip code)

(617) 945-5576

(Registrant’s telephone number, including area code)

Unum Therapeutics Inc.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 Par Value	COGT	The Nasdaq Global Select Market

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

As of August 7, 2020, the registrant had 37,863,127 shares of common stock, $0.001 par value per share, outstanding.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Cogent Biosciences, Inc. (Formerly known as Unum Therapeutics Inc.) (the “Company”) for the quarter ended June 30, 2020, originally filed with the Securities and Exchange Commission on August 11, 2020 (the “Original Form 10-Q”), is being filed solely to file that certain License Agreement, dated May 27, 2020, by and between Kiq LLC and Plexxikon Inc. as Exhibit 10.6 thereto.

This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Amendment to update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits.

Exhibit Number	Description

10.6*†	License Agreement, dated as of May 27, 2020, by and between Kiq LLC and Plexxikon Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
†

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGENT BIOSCIENCES, INC.
Date: October 6, 2020	By:	/s/ Charles Wilson
Charles Wilson, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 6, 2020	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Financial Officer)

4