Form 10-Q
period 2020-09-30
Cogent Biosciences, Inc.
filed 2020-11-09
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020 (post-effectiveness of the registrant’s 1-for-4 reverse stock split), the registrant had 11,342,400 shares of common stock, $0.001 par value per share, outstanding.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

Our business is highly dependent on the success of our future PLX9486 programs for the treatment of systemic mastocytosis (“SM”) and advanced gastrointestinal stromal tumors (“GIST”) and any other potential product candidates that we develop.

•

Since the number of patients that we have dosed in our Phase 1 clinical trials is small, the results from such clinical trials may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

•	Clinical trials are expensive, time-consuming, and difficult to design and implement.

•

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•	We may choose not to develop a potential product candidate, or we may suspend, deprioritize or terminate one or more discovery programs or preclinical or clinical product candidates or programs.

•	The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

•

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably.

•

We contract with third parties for the manufacture of our drug candidates for preclinical development and clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in PLX9486 are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

•

Our internal computer systems, or those used by our third-party contract research organizations (“CROs”) or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of the development programs of our product candidates.

•

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

•	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

•	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

•	The price of our stock may be volatile, and you could lose all or part of your investment.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

i

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

•

business interruptions resulting from the coronavirus disease (“COVID-19”) outbreak or similar public health crises, which could cause a disruption of the development of our product candidates and adversely impact our business;

•	the success, cost, and timing of our product development activities and clinical trials;
•	the timing of our planned regulatory submissions to the FDA for our product candidate PLX9486;
•

our ability to obtain and maintain regulatory approval for our PLX9486 product candidate and any other product candidates we may develop, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the potential for our identified research priorities to advance our PLX9486 product candidate;
•	the ability to license additional intellectual property relating to our product candidates from third-parties and to comply with our existing license agreements and collaboration agreements;
•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the commercialization of our product candidates, if approved;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our use of the proceeds from the initial public offering, the Concurrent Private Placement and the Series A Preferred Stock financing as defined herein; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

Cogent Biosciences, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$129,420	$37,424
Accounts receivable	—	2,000
Prepaid expenses and other current assets	3,996	1,167
Total current assets	133,416	40,591
Operating lease, right-of-use asset	5,046	5,285
Property and equipment, net	153	1,865
Restricted cash	1,255	1,255
Other assets	—	427
Total assets	$139,870	$49,423
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$639	$3,183
Accrued expenses and other current liabilities	5,535	7,131
CVR liability (Note 3)	11,959	—
Operating lease liability	1,988	1,619
Deferred revenue	—	1,315
Total current liabilities	20,121	13,248
Operating lease liability, net of current portion	3,691	4,413
Total liabilities	23,812	17,661
Commitments and contingencies (Note 10)
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 163,325 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	138,232	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 10,677,285 shares and 7,665,763 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11	8
Additional paid-in capital	165,177	155,646
Accumulated deficit	(187,362)	(123,892)
Total stockholders’ equity (deficit)	(22,174)	31,762
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$139,870	$49,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$312	$1,020	$7,871	$7,211
Operating expenses:
Research and development	5,003	10,335	19,630	33,355
General and administrative	5,598	2,721	12,074	8,274
Acquired in-process research and development	46,910	—	46,910	—
Total operating expenses	57,511	13,056	78,614	41,629
Loss from operations	(57,199)	(12,036)	(70,743)	(34,418)
Other income (expense):
Interest income	23	31	73	206
Gain on disposal of long-lived assets	7,463	82	7,470	82
Other income	239	—	239	—
Change in fair value of CVR liability	(509)	—	(509)	—
Total other income (expense), net	7,216	113	7,273	288
Net loss	$(49,983)	$(11,923)	$(63,470)	$(34,130)
Net loss per common share, basic and diluted	$(5.07)	$(1.56)	$(7.56)	$(4.49)
Weighted average common shares outstanding, basic and diluted	9,850,530	7,665,281	8,392,741	7,604,688
Comprehensive loss:
Net loss	$(49,983)	$(11,923)	$(63,470)	$(34,130)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	—	—	—	12
Total other comprehensive income	—	—	—	12
Comprehensive loss	$(49,983)	$(11,923)	$(63,470)	$(34,118)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting						Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019			7,665,763	$8	$155,646	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	—	—	51,823	—	38	—	38
Issuance of common stock under Employee Stock Purchase Plan	—	—	14,252	—	35	—	35
Issuance of common stock, net of issuance costs	—	—	181,595	—	262	—	262
Acquisition and retirement of treasury stock	—	—	(207,961)	—	(808)	—	(808)
Stock-based compensation expense	—	—	—	—	507	—	507
Net loss	—	—	—	—	—	(6,094)	(6,094)
Balances at March 31, 2020	—	$—	7,705,472	$8	$155,680	$(129,986)	$25,702
Issuance of common stock upon exercise of stock options	—	—	85,012	—	62	—	62
Stock-based compensation expense	—	—	—	—	870	—	870
Net loss	—	—	—	—	—	(7,393)	(7,393)
Balances at June 30, 2020	—	$—	7,790,484	$8	$156,612	$(137,379)	$19,241
Issuance of common stock upon exercise of stock options	—	$—	201,017	$—	$335	$—	$335
Issuance of common stock under Employee Stock Purchase Plan	—	$—	8,293	$—	$13	$—	$13
Issuance of common stock upon RSU vesting	—	$—	56,933	$—	$—	$—	$—
Issuance of common stock to LPC	—	$—	1,061,583	$1	$10,669	$—	$10,670
Issuance of Series A non-voting preferred stock and common stock in connection with the Kiq acquisition	44,687	$39,325	1,558,975	$2	$5,486	$—	$5,488
Issuance of Series A non-voting preferred stock, net of issuance costs of $5,493	118,638	$98,907	—	$—	$—	$—	$—
Dividend payable to common stockholders	—	$—		$—	$(11,450)	$—	$(11,450)
Stock-based compensation expense	—	$—	—	$—	$3,512	$—	$3,512
Net loss	—	$—	—	$—	$—	$(49,983)	$(49,983)
Balances at September 30, 2020	163,325	$138,232	10,677,285	$11	$165,177	$(187,362)	$(22,174)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting					Accumulated
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018			7,514,492	$8	$152,297	$(12)	$(92,059)	$60,234
Issuance of common stock upon exercise of stock options	—	—	15,213	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	726	—	—	726
Unrealized gains on marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(11,691)	(11,691)
Balances at March 31, 2019	—	$—	7,529,705	$8	$153,034	$(2)	$(103,750)	$49,290
Issuance of common stock upon exercise of stock options	—	—	135,433	—	97	—	—	97
Stock-based compensation expense	—	—	—	—	885	—	—	885
Unrealized gains on marketable securities	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(10,516)	(10,516)
Balances at June 30, 2019	—	$—	7,665,138	$8	$154,016	$—	$(114,266)	$39,758
Issuance of common stock upon exercise of stock options	—	—	625	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	788	—	—	788
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,923)	(11,923)
Balances at September 30, 2019	—	$—	7,665,763	$8	$154,804	$—	$(126,189)	$28,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(63,470)	$(34,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	703	979
Stock-based compensation expense	5,151	2,399
Realized loss on sales of marketable securities	—	2
Noncash consideration received from a customer	(808)	—
Noncash portion of acquired in-process research and development	44,812	—
Net amortization (accretion) of premiums (discounts) on marketable securities	—	(55)
Gain on disposal of long-lived assets	(7,470)	(82)
Change in fair value of CVR liability	509	—
Changes in operating assets and liabilities:
Accounts receivable	2,000	788
Prepaid expenses and other current assets	(2,769)	(476)
Operating lease, right-of-use asset	239	1,016
Other assets	427	(428)
Accounts payable	(2,544)	75
Accrued expenses and other current liabilities	(1,596)	1,167
Operating lease liability	(353)	(1,092)
Deferred revenue	(1,315)	(3,232)
Net cash used in operating activities	(26,484)	(33,069)
Cash flows from investing activities:
Purchases of property and equipment	—	(20)
Proceeds from sale of property and equipment	320	204
Proceeds from sale of BOXR Platform assets	8,100	—
Proceeds from maturities and sales of marketable securities	—	22,988
Net cash provided by investing activities	8,420	23,172
Cash flows from financing activities:
Proceeds from issuance of Series A non-voting convertible preferred stock, net of issuance costs of $5,493	98,907	—
Proceeds from issuance of common stock	10,670	—
Proceeds from issuance of common stock upon stock option exercises	435	108
Proceeds from issuance of stock from employee stock purchase plan	48	—
Net cash provided by financing activities	110,060	108
Net (decrease) increase in cash, cash equivalents and restricted cash	91,996	(9,789)
Cash, cash equivalents and restricted cash at beginning of period	38,679	56,926
Cash, cash equivalents and restricted cash at end of period	$130,675	$47,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or “the Company”) is a biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s most advanced program, PLX9486, is a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. KIT D816V is responsible for driving a rare and serious condition called systemic mastocytosis (“SM”), and exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. The Company was incorporated in March 2014 under the laws of the State of Delaware. On October 2, 2020 the Company filed an amendment to its certificate of incorporation to change its name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, the Company’s common stock began trading under the ticker symbol “COGT” and the new CUSIP for the Company’s common stock will be 19240Q 201.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of September 30, 2020, no shares have been sold under this Sales Agreement.

As announced on March 2, 2020, the Company initiated a reduction in force that resulted in the termination of approximately 60% of the Company’s employee workforce, or 43 employees. These reductions were substantially completed by the end of first quarter of 2020. The reduction in force was approved in connection with the Company’s restructuring plans to prioritize resources towards advancing its preclinical program.

On March 19, 2020, the Company entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC up to $25,000,000 in shares of its common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Pursuant to the LPC Purchase Agreement, the Company issued 181,595 shares of common stock to LPC as a commitment fee. As of September 30, 2020, 1,061,583 registered common shares have been sold to LPC under the LPC Purchase Agreement for proceeds of $10.7 million.

On March 26, 2020, the Company announced that it would be exploring strategic alternatives in order to maximize stockholder value and that the Company had engaged Ladenburg Thalmann & Co. Inc. to act as its strategic financial advisor to assist in the strategic review process. As of July 6, 2020, the Company successfully signed and closed the acquisition of Kiq Bio LLC (formerly Kiq LLC) (“Kiq”) (the “Kiq acquisition”) as disclosed in Note 6.

On July 6, 2020, the Company issued a non-transferrable contingent value right (“CVR”), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors as disclosed in Note 3.

On July 9, 2020, the Company completed a Private Investment in Public Equity (“PIPE”) of 118,638 Series A Non-Voting Convertible Preferred Stock to new and existing investors in exchange for gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs.

On August 28, 2020 the Company sold its assets, rights and interests relating to its Bolt-on Chimeric Receptor (“BOXR”) technology and Autologous Cell Therapy Industrial Automation (“ACTIA”) technology (collectively, the “BOXR Platform”), to Sotio LLC (“Sotio”) (the “BOXR Platform Transaction”), pursuant to an asset purchase agreement by and among the Company, Sotio and Sotio NV as Guarantor (the “BOXR Platform Purchase Agreement”) as disclosed in Note 7.

In August 2020, the Company’s board of directors unanimously approved an amendment to its certificate of incorporation, which would allow the board to effect a reverse stock split of all issued and outstanding shares of our common stock, at a ratio ranging from 1-for-4 to 1-for-8, inclusive, subject to stockholder approval. On October 9, 2020, the Company filed a Definitive Proxy Statement which included the proposal that its stockholders approve the amendment to its certificate of incorporation to effect the reverse stock split and a proposal that the stockholders approve the conversion of the shares of Series A Preferred Stock issued in the Kiq acquisition and the PIPE. The proposals were approved by the stockholders at a special meeting held on November 6, 2020 and the Company’s board of directors approved a ratio of 1-for-4 for the reverse stock split.  The amendment to the Company’s certificate of incorporation to effect the reverse stock split at a ratio of 1-for-4 was filed with the Delaware Secretary of State on November 6, 2020.  All disclosures of common shares, per common share data and preferred stock conversion ratios in the accompanying interim financial statements and related notes have been adjusted to reflect the reverse stock split, but not any conversion of Series A Preferred Stock.

On December 31, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market (“Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, the Company had an initial period of 180 calendar days to regain compliance with the minimum bid price rule, which has been tolled as of April 16, 2020 and will restart on July 1, 2020. On July 20, 2020, the Company received notification from the Nasdaq that the Company has regained compliance with the Nasdaq Listing Rules.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $63.5 million for the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $187.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 have been made. The Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, Mono, Inc. and Utah Merger Sub 2 LLC. All intercompany balances and transactions have been eliminated.

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

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of September 30, 2020, there have been no material impacts to the Company. As the impacts of COVID-19 continue to unfold, the Company will continually assess the impacts, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

Convertible Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the Series A Preferred Stock outside of shareholders’ equity (deficit) because, if conversion to common stock is not approved by the shareholders, the Series A Preferred Stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request.

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.

The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Transaction costs related to business combinations are expensed as incurred. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

To date, the Company has not recorded any asset acquisitions as a business combination.

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire IPR&D with no alternative future use is charged to expense at the acquisition date.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. During the three and nine months ended September 30, 2020, in the course of completing the ACTR clinical trials, the Company adjusted the estimates used to determine the clinical accruals based on the best available information at that date, resulting in reductions to the accrued expenses and the related research and development expense of $0.8 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of the contingent value right (“CVR”) liability and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. The extent to which the COVID-19 pandemic may directly or indirectly impact its business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there is not a material impact to its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020; however, actual results could differ from those estimates and there may be changes to its estimates in future periods.

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

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$487	$—	$487
Total Assets	$—	$487	$—	$487
Liabilities:
CVR Liability	$—	$—	$11,959	$11,959
Total Liabilities	$—	$—	$11,959	$11,959

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$485	$—	$485
	$—	$485	$—	$485

On July 6, 2020, the Company issued a non-transferrable CVR, which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors. Holders of the CVR are entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy cell therapy assets for a period of three years from July 2020. On August 28, 2020, the Company sold the BOXR Platform and subsequently sold additional fixed assets, triggering the CVR payment and, per the terms of the CVR agreement, the payment will be made in shares. The Company classifies the CVR as a liability on its condensed consolidated balance sheet.

The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the BOXR platform, ACTR platform and other fixed assets based on assumptions at the date of the CVR issuance and as of September 30, 2020 less certain permitted deductions. The number of shares is determined by dividing the proceeds by the closing price of the Company’s stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date was used to determine the fair value of the CVR liability. The liability measured at the date of issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and nine month periods ended September 30, 2020. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.  For the year ended December 31, 2019, the Company had no financial liabilities outstanding measured at fair value.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability:

For the nine months ended September 30, 2020
Beginning balance	$—
Fair value at CVR issuance	11,450
Change in fair value	509
Ending balance	$11,959

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$1,098	$2,500
Accrued external research and development expense	2,310	2,987
Accrued external manufacturing costs	284	750
Other	1,843	894
	$5,535	$7,131

5. Collaboration Agreement

In June 2015, the Company entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, the Company and Seattle Genetics agreed to jointly develop two product candidates incorporating its ACTR platform and Seattle Genetics’ antibodies.

On January 16, 2020, the Company and Seattle Genetics entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”) effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the Parties ceased all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid the Company $5.75 million, (ii) Seattle Genetics surrendered, assigned and transferred to the Company all of its right, title and interest in the 207,961 shares of the Company’s common stock owned by Seattle Genetics, (iii) the Company will continue to pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seattle Genetics paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize its individual intellectual property either by themselves or with third parties, subject to the intellectual property rights of the other party.

In considering all facts, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the expected termination of the Collaboration Agreement in January 2020, as of December 31, 2019, the Company adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the nine months ended September 30, 2020, the Company adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 207,961 shares of common stock received. The aggregate fair value of common stock received has been included as a noncash adjustment to reconcile net loss to net cash used in operating activities within the condensed consolidated statement of cash flows.

Under the Collaboration Agreement and Termination Agreement, the Company recognized revenue of $0.3 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $7.9 million and $7.2 million for the nine months ended September 30, 2020 and 2019. All remaining performance obligations have been completed and all revenue has been recognized under the Collaboration Agreement. There is no remaining deferred revenue balance as of September 30, 2020.

6. Kiq LLC Acquisition

On July 6, 2020, the Company completed its asset acquisition of Kiq, in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), signed and closed on July 6, 2020. Under the terms of the Merger Agreement, at the closing of the Merger, the Company issued the securityholders of Kiq 1,558,975 shares of common stock and 44,687 shares of Series A Preferred Stock.

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the exclusive license agreement with Plexxikon Inc. for PLX9486 and PLX0206. In addition, the Company did not obtain any substantive processes or any employees in connection with the acquisition and Kiq was not generating revenue at the time the Merger Agreement was executed. The Company determined that the cost to acquire the assets was $46.9 million, based on the fair value of the consideration issued consisting of the 44,687 shares of Series A Preferred Stock and 1,558,975 shares of common stock valued at $3.52 per share and direct costs of the acquisition of $2.1 million. The acquisition cost was allocated entirely to acquired IPR&D as no other assets or liabilities were acquired. As the assets had not yet received regulatory approval in any territory, the cost attributable to the license agreement was expensed in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with GAAP.

7. Sale of BOXR Assets

On August 28, 2020 the Company, sold its assets, rights and interests relating to its BOXR Platform, to Sotio, pursuant to the BOXR Platform Purchase Agreement. Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay the Company total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 million ($1.73 million of which was placed in escrow for 90 days related to general representations and warranties) on the Closing Date and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office.

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, the BOXR platform did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift with a material effect on the Company’s operations and financial results. The Company accounted for the sale of the BOXR Platform as the sale of a business and recognized a gain of $7.4 million as a component of Other income (expense) on the Company’s condensed consolidated statements of operations and comprehensive loss. The amounts to be released from escrow of $1.73 are included within other current assets on the Company’s condensed consolidated balance sheet as of September 30, 2020. No amounts related to the future milestone payments have been recognized as of September 30, 2020.

8. Preferred Stock, Series A Non-Voting Convertible Preferred Stock and Common Stock

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A Preferred Stock and 9,000,000 of which shares of preferred stock are undesignated.

Series A Non-Voting Convertible Preferred Stock

On July 6, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Merger and the PIPE. The Certificate of Designation provides for the issuance of shares of Series A  Preferred Stock, par value $0.001 per share.

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) increase the number of authorized shares of Series A Preferred Stock, (e) prior to the stockholder approval of the Conversion Proposal or at any time while at least 40% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or (f) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

The Company has agreed to hold a stockholders’ meeting to submit the approval of the conversion of the Series A Preferred Stock into shares of common stock, the approval of an amendment to the certificate of incorporation of the Company to authorize sufficient shares of Common Stock for the conversion of the Series A Preferred Stock issued and the approval of a reverse stock split of all outstanding shares of common stock for the purpose of maintaining compliance with Nasdaq listing standards. The stockholder meeting and reverse split have not occurred as of September 30, 2020. The convertible preferred stock is recorded outside of stockholders’ deficit because, if conversion to common stock is not approved by the shareholders, the convertible preferred stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. The conversion was approved at the stockholders’ meeting on November 6, 2020 (Note 15).

Upon approval of the conversion of the Series A Preferred Stock into shares of common stock, each share of Series A Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder thereof, into 250 shares of Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

On July 9, 2020 the Company also completed a private placement of 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs.

The Company analyzed the conversion provision related to the Series A Preferred Stock and determined the PIPE holders received a contingent beneficial conversion feature (“BCF”) equal to $104.4 million. This amount represents the difference between the Company’s closing stock price at the July 9, 2020 commitment date ($12.04) and the $3.52 conversion price, limited by the actual gross proceeds received. As the conversion provision is contingent on stockholder approval, the BCF will not be recognized until the contingency is resolved. Upon obtaining stockholder approval, the $104.4 million BCF will be recognized in additional paid-in capital and reflected as a deemed preferred stock dividend, increasing the net loss attributable to common stockholders and increasing basic net loss per share.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of September 30, 2020.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors. In the event of our liquidation, dissolution, or winding up, holders of our common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock. The shares to be issued by us in this offering will be, when issued and paid for, validly issued, fully paid and non-assessable.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of September 30, 2020, no shares have been sold under this Sales Agreement.

On March 19, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC up to $25,000,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 181,595 shares of common stock to LPC as a commitment fee. As of September 30, 2020, 1,061,583 registered common shares have been sold to LPC under the Purchase Agreement for proceeds of $10.7 million.

On September 22, 2020, the Company filed a registration statement on Form S-3 for the registration of (i) 1,558,975 shares of common stock issued in the acquisition of Kiq (ii) 11,171,750 shares of common stock issuable upon the conversion of 44,687 shares of the Series A Preferred Stock issued in the acquisition of Kiq and (iii) 29,659,500 shares of common stock issuable upon the conversion of 118,638 shares of the Series A Preferred Stock issued in the PIPE, for a total of 42,390,225 shares of common stock.

9. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018 provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increase on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 306,625 shares effective as of January 1, 2020. As of September 30, 2020, 983,251 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 76,657 shares effective as of January 1, 2020. The first six month offering period was initiated on July 1, 2019. As of September 30, 2020, 22,545 shares have been issued under the ESPP and  216,050 shares remain available for issuance.

Stock Option Issuances

During the nine months ended September 30, 2020, the Company granted service-based options to participants for the purchase of 1,235,082 shares of common stock with a weighted average exercise price of $2.80 per share and a weighted average grant-date fair value of $1.96 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,876	$505	$2,579	$1,692
General and administrative expenses	1,636	283	2,572	707
Total	$3,512	$788	$5,151	$2,399

On April 8, 2020, the Company launched a tender offer to certain employee option holders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of common stock, par value $0.001 per share, for equivalent number of new options to purchase shares of the Company’s common stock. Pursuant to the exchange offer, all eligible employees elected to exchange outstanding options, and the Company accepted for cancellation options to purchase an aggregate of 542,418 shares of the Company’s common stock.

On May 7, 2020, immediately following the expiration of the exchange offer, the Company granted new options to purchase 542,418 shares of common stock, pursuant to the terms of the exchange offer and the Company’s 2018 Plan. As a result, the exercise price was determined to be $1.68, the fair value of the Company’s closing stock price on the grant date. No other terms of the exchanged stock options were modified, and the stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. The Company accounted for the exchange offer as an option modification and as a result, recorded $0.2 million in incremental stock-based compensation expense during the nine months ended September 30, 2020.

On July 6, 2020, the Board accelerated the vesting for all outstanding stock options in connection with the Kiq acquisition, resulting in acceleration of stock compensation expense of $2.9 million, which was recognized in the three and nine months ended September 30, 2020.

As of September 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards granted in the three months ended September 30, 2020 was $0.5 million. The remaining is to be recognized over a weighted average period of 3.63 years.

10. Commitments and Contingencies

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

On August 28, 2020, the Company amended this operating lease resulting in increased annual rent payments. No other terms of the lease were changed.  The Company determined that the lease modification did not grant an additional right of use and concluded that the modification was not a separate new lease, but rather that it should reassess and remeasure the right-of-use asset and lease liability on the effective date of the modification. The Company increased the right-of-use asset and operating lease liabilities by $0.9 million, respectively.

Concurrent with the lease amendment and the BOXR sale, the Company entered into a sublease with Sotio for the remaining term of the lease. Under the terms of the sublease agreement, Sotio will lease approximately 70% of the facility and will be responsible for the corresponding percentage of operating lease costs and variable lease costs. Variable lease costs include common area maintenance and other operating charges.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

Nine Months Ended September 30,
Lease cost
Operating lease cost	$1,366
Variable lease cost	693
Sublease Income	(239)
Total lease cost	$1,820

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,137
Remaining lease term	2.58
Discount rate	9.50%

Future minimum lease payments under the operating lease as of September 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020	$594
2021	2,424
2022	2,497
2023	841
Total future minimum lease payments	6,356
Less: imputed interest	677
Total operating lease liability	$5,679
Included in the consolidated balance sheet:
Current operating lease liability	$1,988
Operating lease liability, net of current portion	3,691
Total operating lease liability	$5,679

Under the terms of the lease, the Company obtained a $1.3 million letter of credit as collateral for its leased facility. The underlying cash collateralizing this letter of credit has been classified as non-current restricted cash in the accompanying condensed consolidated balance sheets. This is a refundable deposit and not a lease payment. Under the terms of the sublease agreement with Sotio, Sotio obtained a letter of credit for $1.3 million for the benefit of the Company. This has been excluded from the undiscounted cash flows above.

Plexxikon License Agreement

In July 2020, with the closing of the Kiq acquisition, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop, and commercialize PLX9486 and PLX0206. As initial consideration for the license, Kiq directly paid Plexxikon Inc. an upfront payment of $1.0 million in cash, which was paid prior to the closing of the Kiq acquisition. Under the terms of the License Agreement, the Company is required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25 million upon the satisfaction of certain regulatory milestones.

The Company is also required to pay Plexxikon tiered royalties ranging from a low-single digit percentage to a high-single digit percentage on annual net sales of products. These royalty obligations last on a product-by-product basis and country-by-country basis until the latest of (i) the date on which there is no validate claim of a licensed Plexxikon Inc. patent covering a subject product in such country or (ii) the 10th anniversary of the date of the first commercial sale of the product in such country. In addition, if the Company sublicenses the rights under the License Agreement, the Company is required to pay a certain percentage of the sublicense revenue to Plexxikon Inc ranging from mid-double digit percentages to mid-single digit percentages, depending on whether the sublicense is entered into prior to or after certain clinical trial events.

The license agreement will expire on a country-by-country and licensed product-by-licensed product basis until the later of the last to expire of the patents covering such licensed products or services or the 10-year anniversary of the date of first commercial sale of the licensed product in such country. The Licensors may terminate the license agreement within 30 days after written notice in the event of a breach of contract. The Licensors may also terminate the agreement upon written notice in the event of the Company’s bankruptcy, liquidation, or insolvency. In addition, the Company has the right to terminate this agreement in its entirety at will upon 90 days’ advance written notice to Plexxikon.

National University of Singapore and St. Jude Children’s Research Hospital, Inc. License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the “Licensors”) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $4.0 million as of September 30, 2020) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. Additionally, under certain circumstances, the Company is obligated to pay the Licensors a percentage of amounts received from sublicensees.

The license agreement will expire on a country-by-country basis until the last to expire of the patents and patent applications covering such licensed product or service. The Licensors may terminate the license agreement within 60 days after written notice in the event of a breach of contract. The Licensors may also terminate the agreement upon written notice in the event of the Company’s bankruptcy, liquidation, or insolvency. In addition, the Company has the right to terminate this agreement in its entirety at will upon 90 days’ advance written notice to the Licensors. However, if the Company has commenced the commercialization of licensed products, the Company can only terminate at will if it ceases all development and commercialization of licensed products. As of September 30, 2020, no milestones had been met. On October 14, 2020, the Company provided notice of termination of the license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. The termination will be effective in 90 days on January 12, 2021.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 or its consolidated financial statements as of December 31, 2019.

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

11. Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019.  We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of $109.8 million and $110.8 million, respectively and the Company also had U.S. federal and state research and development tax credit carryforwards of $5.3 million and $1.6 million, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has likely experienced a change of control, as defined by Section 382.   If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the federal and state net operating loss carryforwards or research and development tax credit carryforwards would be subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.  The Company is completing a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception, as well as the resulting amount of the limitation on the Company's net operating loss carryforwards and research and development tax credit carryforwards.

12. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(49,983)	$(11,923)	$(63,470)	$(34,130)
Net loss attributable to common stockholders	$(49,983)	$(11,923)	$(63,470)	$(34,130)
Denominator:
Weighted average common shares outstanding, basic and diluted	9,850,530	7,665,281	8,392,741	7,604,688
Net loss per common share, basic and diluted	$(5.07)	$(1.56)	$(7.56)	$(4.49)

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

	September 30,
	2020	2019
Stock options to purchase common stock	668,360	1,165,997
Series A Preferred Stock	40,831,250	—
	41,499,610	1,165,997

The conversion of the Series A Preferred Stock was approved by the Company’s stockholders at the special meeting on November 6, 2020, as further disclosed in Note 15 Subsequent Events.

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the three and nine months ended September 30, 2020 and 2019.

14. Restructuring

On March 2, 2020, the Company announced the board of directors approved plans to reduce workforce and prioritize resources towards advancing the Company’s preclinical program. As a result, the Company reduced its headcount by approximately 60% during the three months ended March 31, 2020.

The Company recognized restructuring expenses consisting of one-time severance payments and other employee related costs of $0.9 million and $2.7 million during the three and nine months ended September 30, 2020. Cash payments for employee related restructuring charges of $2.6 million were paid as of September 30, 2020. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories of $1.7 million and $1.0 million, respectively, on its condensed consolidated statements of operations and comprehensive loss.

A summary of the charges related to the restructuring activities as of September 30, 2020 is as follows (in thousands):

	Balance at			Balance at
	December 31, 2019	Charges	Less: Payments	September 30, 2020
Severance, benefits and relates costs	$—	$2,676	$(2,603)	$73
Total	$—	$2,676	$(2,603)	$73

These amounts are included in accounts payable, accrued expenses and other current liabilities in the September 30, 2020 condensed consolidated balance sheet.

15. Subsequent Events

Sales of common stock

Subsequent to September 30, 2020, the Company sold an additional 649,823 shares to LPC under the LPC Purchase Agreement for net proceeds of $7.2 million.

Conversion of Series A Preferred Stock and Reverse Stock Split

In August 2020, the Company’s board of directors unanimously approved an amendment to its certificate of incorporation, which would allow the board to effect a reverse stock split of all issued and outstanding shares of our common stock, at a ratio ranging from 1-for-4 to 1-for-8, inclusive, subject to stockholder approval. On October 9, 2020, the Company filed a Definitive Proxy Statement which included the proposal that our stockholders approve the amendment to its certificate of incorporation to effect the reverse stock split and a proposal that the stockholders approve the conversion of the shares of Series A Preferred Stock issued in the Kiq acquisition and the PIPE. The proposals were approved by the stockholders at a special meeting held on November 6, 2020 and the Company’s board of directors approved a ratio of 1-for-4 for the reverse stock split.  The amendment to the Company’s certificate of incorporation to effect the reverse stock split at a ratio of 1-for-4 was filed with the Delaware Secretary of State on November 6, 2020. All disclosures of common shares, per common share and preferred stock conversion ratio data in the accompanying interim financial statements and related notes have been adjusted to reflect the reverse stock split, but not any conversion of Series A Preferred Stock.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”).  The board of directors also adopted a form of a form of non-qualified stock option agreement for use with the Inducement Plan.  A total of 3,750,000 shares of common stock of Cogent have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure.

On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock to be issued pursuant to the Inducement Plan.

Resignation of current Chief Executive Officer, President, Principal Executive Officer and Director

On October 26, 2020, the Company announced that, on October 22, 2020, Charles Wilson, Ph.D. resigned from his positions as Chief Executive Officer, President, and Principal Executive Officer of the Company, effective as of October 23, 2020, subject to a transition period from October 23, 2020 until October 30, 2020 (the “Separation Date”). Pursuant to the Separation Agreement, Dr. Wilson will be entitled to receive a payment related to severance and change of control of $1.3 million and other health benefits. Additionally, all equity awards held by Dr. Wilson will become vested and exercisable or non-forfeitable as of the Separation Date.

Appointment of new Chief Executive Officer, Principal Executive Officer, and Director

On October 23, 2020, the Board appointed Andrew Robbins as the Company’s Chief Executive Officer, President, and Principal Executive Officer, effective as of October 23, 2020 (the “Commencement Date”). Additionally, the Board appointed Mr. Robbins as a Class III director of the Company, effective as of October 23, 2020. Pursuant to the terms of his employment agreement, and as approved by the Board on October 23, 2020 (the “Grant Date”), Mr. Robbins was granted a non-qualified stock option “inducement award” to purchase 1,860,605 shares of the Company’s common stock pursuant to the terms of a stock option award agreement under the Inducement Plan as an inducement material to Mr. Robbins becoming an employee of the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

Overview

On July 6, 2020, we completed our acquisition of Kiq Bio LLC (formerly Kiq LLC), a Delaware limited liability company (“Kiq”), in accordance with the terms of the Agreement and Plan of Merger, dated July 6, 2020 (the “Merger Agreement”). On October 2, 2020, we filed an amendment to our certificate of incorporation to change our name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, our common stock began trading under the ticker symbol “COGT.”

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our most advanced program, PLX9486, is a clinical-stage, selective KIT D816V inhibitor that is being developed to treat systemic mastocytosis (“SM”) and gastrointestinal stromal tumor (“GIST”) patients. PLX9486 has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1 / 2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by mutations in the KIT tyrosine kinase, and resistance to therapy can be seen with the emergence of new KIT mutations. Anti-tumor activity for PLX9486 was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data for PLX9486 were previously presented by Plexxikon, a member of the Daiichi Sankyo Group, at the Connective Tissue Oncology Society meeting in November 2017, and the American Society of Clinical Oncology meeting in June 2018.

On July 6, 2020, we shared updated clinical data in 18 patients dosed with PLX9486 in combination with sunitinib as part of our corporate presentation describing the Kiq acquisition, showing median progression free survival of eleven months. This was a heavily-treated advanced GIST population, where 72 percent of patients had previously been treated with sunitinib, 66 percent of patients had received three-or-more Tyrosine kinase inhibitors (“TKIs”), and 50 percent of patients had received four-or-more TKIs. The overall response rate was 16.6 percent, including two partial responses and one complete response.

Based on these results, we are planning an FDA interaction to explore further clinical development of PLX9486 in combination with sunitinib in GIST patients, and plan to initiate an additional clinical study in GIST in the second half of 2021.

In addition to continuing the development of PLX9486 in GIST patients, we are pursuing development of the compound in patients living with advanced systemic mastocytosis (“ASM”) and indolent systemic mastocytosis (“ISM”). The vast majority of ASM patients have a KIT D816V mutation, and have a significantly diminished quality of life with median survival less than 3.5 years. For patients with ISM, there are no available approved therapies, and while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that the disease is highly sensitive to inhibition of the target. PLX9486 was specifically designed to selectively inhibit KIT mutations on exon 17, including KIT D816V, and we aim to expand the clinical development of this program to treat systemic mastocytosis patients.

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

In addition to our small molecule efforts, we have developed proprietary technologies which enable cell therapy programs targeting cancers utilizing a patient's engineered T cells. Our ACTR (“Antibody-Coupled T cell Receptor”) product candidates incorporate a novel chimeric receptor that are designed to enable a co-administered, tumor-specific antibody to direct T cell targeting toward tumor cells. All ACTR clinical trials are closed to further enrollment. We anticipate completing all closeout activities of 3 of 4 ACTR clinical trials by December 31, 2020. We anticipate closing out the last ACTR clinical trial in the first half of 2021.

With the acquisition of Kiq and the focus on development of novel precision kinase inhibitors, we are directing our cell therapy efforts towards the identification of an external partner who will have responsibility for future development of the technology and development of product candidates.

On August 28, 2020, we completed the sale of our BOXR technology and Autologous Cell Therapy Industrial Automation (“ACTIA”) technology (collectively, the “BOXR Platform”), to Sotio LLC (“Sotio”) (the “BOXR Platform Transaction”), pursuant to an asset purchase agreement by and among Cogent, Sotio and Sotio NV as Guarantor (the “BOXR Platform Purchase Agreement”).

Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay us total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 million ($1.73 million of which was placed in escrow for 90 days for general representations and warranties) and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, our initial public offering of common stock and Concurrent Private Placement, and payments received under our Collaboration Agreement with Seattle Genetics.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. As of September 30, 2020, no shares have been issued or sold under this Sales Agreement.

On March 19, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Pursuant to the LPC Purchase Agreement, we issued 181,595 shares of common stock to LPC as a commitment fee. As of September 30, 2020, 1,061,583 registered common shares have been sold to LPC under the LPC Purchase Agreement for proceeds of $10.7 million.

On March 26, 2020, we announced that we would be exploring strategic alternatives in order to maximize stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor to assist in the strategic review process. As of July 6, 2020, we successfully signed and closed the acquisition of Kiq.

On July 9, 2020, we completed Private Investment in Public Equity (“PIPE”) with existing and new investors to raise gross proceeds of $104.4 million in which the investors were issued shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $880 per share or, $3.52 per share on an as-converted-to-common basis.

In August 2020, our board of directors unanimously approved an amendment to our certificate of incorporation, which would allow the board to effect a reverse stock split of all issued and outstanding shares of our common stock, at a ratio ranging from 1-for-4 to 1-for-8, inclusive, subject to stockholder approval. On October 9, 2020, the Company filed a Definitive Proxy Statement which included the proposal that our stockholders approve the amendment to our certificate of incorporation to effect the reverse stock split and a proposal that the stockholders approve the conversion of the shares of Series A Preferred Stock issued in the Kiq acquisition and the private placement. The proposals were approved by the stockholders at a special meeting held on November 6, 2020 and our board of directors approved a ratio of 1-for-4 for the reverse stock split.  The amendment to our certificate of incorporation to effect the reverse stock split at a ratio of 1-for-4 was filed with the Delaware Secretary of State on November 6, 2020.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $63.5 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $187.4 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2020, we had cash and cash equivalents of $129.4 million. We expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023.

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

In June 2015, we entered into a Collaboration Agreement with Seattle Genetics (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, we and Seattle Genetics agreed to jointly develop two product candidates incorporating our ACTR platform and Seattle Genetics’ antibodies. Under the Collaboration Agreement, we conduct preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seattle Genetics provides the funding for those activities. As a result of the Collaboration Agreement with Seattle Genetics, we recognized revenue of $0.3 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $7.9 million and $7.2 million for the nine months ended September 30, 2020 and 2019, respectively, related to the upfront payment received from Seattle Genetics under our Collaboration Agreement as well as reimbursements of research and development costs.

On January 16, 2020, we and Seattle Genetics announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration. Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid us $5.75 million, (ii) Seattle Genetics surrendered, assigned and transferred to us all of its right, title and interest in the 207,961 shares of our common stock owned by Seattle Genetics, (iii) we will continue to be responsible for and pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seattle Genetics paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize their individual intellectual property (either by themselves or with third parties, subject to the intellectual property rights of the other party.

In considering all facts known, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the expected termination of the Collaboration Agreement in January 2020, as of December 31, 2019, we adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the nine months ended September 30, 2020, we adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 207,961 shares of common stock received. All performance obligations have been completed as of September 30, 2020 and all revenue has been recognized under this collaboration agreement. There is no remaining deferred revenue balance as of September 30, 2020.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•

expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and contract research organizations (“CROs”);

•

the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contractors and contract manufacturing organizations (“CMOs”);

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
•

the successful completion of clinical trials with safety, tolerability, and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”) or any comparable foreign regulatory authority;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as of a result of the costs associated with the asset acquisition of PLX9486 as well as the expansion of operations subsequent to the acquisition.

Acquired In-process Research and Development (“IPR&D”)

We expense acquired IPR&D in connection with an asset acquisition when there is no alternative future use, as determined by Management in accordance with GAAP.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities balances. Our interest income has not been significant due to low interest earned on invested balances.

Other Income

Other income consists of sublease and miscellaneous income and expense unrelated to our core operations.

Change in fair value of the CVR liability

This consists of changes in the fair value of the CVR liability.

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019.  We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $109.8 million and $110.8 million. Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has likely experienced a change of control, as defined by Section 382. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the federal and state net operating loss carryforwards or research and development tax credit carryforwards would be subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.  The Company is completing a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception, as well as the resulting amount of the limitation on the Company's net operating loss carryforwards and research and development tax credit carryforwards.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$312	$1,020	$(708)
Operating expenses:
Research and development	5,003	10,335	(5,332)
General and administrative	5,598	2,721	2,877
Acquired in-process research and development	46,910	—	46,910
Total operating expenses	57,511	13,056	44,455
Loss from operations	(57,199)	(12,036)	(45,163)
Other income (expense):
Interest income	23	31	(8)
Gain on disposal of long-lived assets	7,463	82	7,381
Other income	239	—	239
Change in fair value of CVR liability	(509)	—	(509)
Total other income (expense), net	7,216	113	7,103
Net loss	$(49,983)	$(11,923)	$(38,060)

Collaboration Revenue

Collaboration revenue recognized during the three months ended September 30, 2020 and 2019 was $0.3 million and $1.0 million, respectively, this decrease is due to the termination of the Collaboration Agreement with Seattle Genetics. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation and changes in estimated transaction price and costs to complete our performance obligations. All performance obligations under the Collaboration Agreement are complete as of September 30, 2020 and all revenue has been recognized under this collaboration agreement. There is no remaining deferred revenue balance as of September 30, 2020.

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses:
Legacy programs	$(444)	$3,662	$(4,106)
PLX9486	794	—	$794
Unallocated expenses:
Personnel related (including stock-based compensation)	3,678	3,980	$(302)
Laboratory supplies, facility related and other	975	2,693	(1,718)
Total research and development expenses	$5,003	$10,335	$(5,332)

Research and development expenses decreased by $5.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the conclusion of our legacy clinical trials and preclinical efforts and a reduced headcount, related to the restructuring, offset by stock compensation expense charges of $1.4 million based on the acceleration of all outstanding options related to the Kiq acquisition. The three months ended September 30, 2020 includes a change in estimate of $0.8 million which resulted in a cost reversal for amounts associated with our legacy clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $5.6 million, compared to $2.7 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase personnel costs of $1.5 million based on the acceleration of all outstanding options related to the Kiq acquisition. Professional and consultant fees and facility and other costs increased $1.4 million as a result of the transactions occurring during the three-months ended September 30, 2020, including increased legal, audit and consulting costs.

Acquired In-process Research and Development (“IPR&D”)

We expensed acquired IPR&D, with an estimated fair value of $46.9 million, including $2.1 million of associated transaction costs, in connection with the Kiq asset acquisition as there was no alternative future use, as determined by Management in accordance with GAAP.

Interest Income

Interest income for the three months ended September 30, 2020 and 2019 remained consistent at $0.1 million as a result of lower interest rates on the invested balances in the current year.

Gain on disposal of long-lived assets

Gain on disposal of long-lived assets, net increased to $7.5 million for the three months ended September 30, 2020 compared to $0.1 million for the three months ended September 30, 2019. The 2020 gain represents the net proceeds of the sale of BOXR Platform assets as well as the proceeds from the sale of other long-lived assets in the three months ended September 30, 2020. The prior year gain is the result of the sale of certain long-live assets.

Other income

Other income for the three months ended September 30, 2020 represents sublease income recognized resulting from the sublease of a portion of our leased office space to Sotio. No sublease income was recorded for the three months ended September 30, 2019.

Change in fair value of CVR liability

Change in fair value of CVR liability for the three months ended September 30, 2020 represents the change in the fair value of the CVR liability.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$7,871	$7,211	$660
Operating expenses:
Research and development	19,630	33,355	(13,725)
General and administrative	12,074	8,274	3,800
Acquired in-process research and development	46,910	—	46,910
Total operating expenses	78,614	41,629	36,985
Loss from operations	(70,743)	(34,418)	(36,325)
Other income (expense):
Interest income	73	206	(133)
Gain on disposal of long-lived assets	7,470	82	7,388
Other income	239	—	239
Change in fair value of CVR liability	(509)	—	(509)
Total other income (expense), net	7,273	288	6,985
Net loss	$(63,470)	$(34,130)	$(29,340)

Collaboration Revenue

Collaboration revenue recognized during the nine months ended September 30, 2020 and 2019 was $7.9 million and $7.2 million, respectively, this increase due to the recognition of revenue from payments received from Seattle Genetics under our recently terminated Collaboration Agreement. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seattle Genetics by applying the costs-to-cost method over the performance period. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation and changes in estimated transaction price and costs to complete our performance obligations.

On January 16, 2020, Cogent and Seattle Genetics entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”) effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

Pursuant to terms of the Termination Agreement, among other things, (i) Seattle Genetics paid Cogent $5.75 million and (ii) Seattle Genetics surrendered, assigned and transferred to Cogent all of its right, title and interest in the 207,961 shares of Cogent’s common stock owned by Seattle Genetics.

We adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the nine months ended September 30, 2020, we adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 207,961 shares of common stock received. We also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of September 30, 2020. Revenue during the nine months ended September 30, 2020 includes the termination payments previously discussed. All performance obligations have been completed as of September 30, 2020 and all revenue has been recognized under this collaboration agreement. There is no remaining deferred revenue balance as of September 30, 2020.

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses:
Legacy programs	$3,808	$12,937	$(9,129)
PLX9486	794	—	$794
Unallocated expenses:
Personnel related (including stock-based compensation)	10,215	11,582	$(1,367)
Laboratory supplies, facility related and other	4,813	8,836	(4,023)
Total research and development expenses	$19,630	$33,355	$(13,725)

Research and development expenses decreased by $13.7 million for the nine months ended September 30, 2020 compared to nine months ended September 30, 2019 primarily due to the conclusion of our legacy clinical trials and preclinical efforts and a reduced headcount, related to the restructuring, offset by stock compensation expense charges of $1.4 million based on the acceleration of all outstanding options related to the Kiq acquisition. The nine months ended September 30, 2020 includes a change in estimate of $0.8 million which resulted in a cost reversal for amounts associated with our legacy clinical trials.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $12.1 million, compared to $8.3 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to increased personnel costs of $2.8 million, which includes stock compensation expense charges of $1.4 million based on the acceleration of all outstanding options related to the Kiq acquisition. Professional and consultant fees and facility and other costs of have increased $1.0 million as a result of the significant transactions occurring during the nine-months ended September 30, 2020, including increased legal, audit and consulting costs.

Acquired In-process Research and Development (“IPR&D”)

We expensed acquired IPR&D, with an estimated fair value of $46.9 million, including $2.1 million of associated transaction costs, in connection with the Kiq asset acquisition as there was no alternative future use, as determined by Management in accordance with GAAP.

Interest Income

Interest income for the nine months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Interest income decreased due to lower invested balances in the current year compared to the prior period.

Gain on disposal of long-lived assets

Gain on disposal of long-lived assets, net increased to $7.5 million for the nine months ended September 30, 2020 compared to $0.1 million for the nine months ended September 30, 2019. The 2020 gain represents the net proceeds of the sale of BOXR Platform assets as well as the proceeds from the sale of other long-lived assets in the nine months ended September 30, 2020. The prior year gain is the result of the sale of certain long-live assets.

Other income

Other income for the nine months ended September 30, 2020 represents sublease income recognized resulting from the sublease of a portion of our leased office space to Sotio. No sublease income was recorded for the nine months ended September 30, 2019.

Change in fair value of CVR liability

Change in fair value of CVR liability for the nine months ended September 30, 2020 represents the change in the fair value of the CVR liability.

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

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with our collaboration partner. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements.

On March 19, 2020, we entered into a Purchase Agreement with LPC, pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, we issued 181,595 shares of Common Stock to LPC as a commitment fee. As of September 30, 2020, 1,061,583 shares have been sold under this Purchase Agreement for proceeds of $10.7 million.

On July 9, 2020, we completed a PIPE and issued 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and estimated offering costs.

As of September 30, 2020, we had cash and cash equivalents of $129.4 million, which will be sufficient to fund out operating expenses and capital expenditure requirements into 2023.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(26,484)	$(33,069)
Cash provided by investing activities	8,420	23,172
Cash provided by financing activities	110,060	108
Net (decrease) increase in cash, cash equivalents and restricted cash	$91,996	$(9,789)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $26.5 million of cash, primarily resulting from our net loss of $63.5 million and net cash used by changes in our operating assets and liabilities of $5.9 million, partially offset by net non-cash charges of $42.9 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $4.1 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.3 million decrease in deferred revenue, a $0.4 million decrease in operating lease liabilities, and a $2.8 million increase in prepaid expenses and other current assets, partially offset by $2.0 million decrease in accounts receivable, a $0.2 million decrease in the right-of-use asset and a $0.4 million decrease in other assets.

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

Investing Activities

During the nine months ended September 30, 2020, net cash provided by investing activities of $8.4 million consisted of $8.1 million in proceeds from the disposal of BOXR assets as well as $0.3 million in proceeds from the sale of other property and equipment.

During the nine months ended September 30, 2019, net cash provided by investing activities of $23.2 million consisted of maturities and sales of marketable securities of $23.0 million and $0.2 million in proceeds from the sale of property and equipment offset by purchases of property and equipment of less than $0.1 million.

Financing Activities

During the nine months ended September 30, 2020, net used in financing activities was $110.1 million which consisted of the proceeds from the issuance of Series A non-voting preferred stock and common stock, from the issuance common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan.

During the nine months ended September 30, 2019, net cash provided by financing activities was $0.1 million from the proceeds from the issuance of common stock upon stock option exercises.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance clinical development of our product candidates, preclinical activities, and wind-down our legacy clinical trials. The timing and amount of our operating expenditures will depend largely on:

•

the initiation, progress, timing, and completion of preclinical studies and clinical trials for our current and future potential product candidates, including the impact of COVID-19 on our ongoing and planned research and development efforts;

•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel; and
•	unanticipated serious safety concerns related to the use of our product candidates.
•	the impact of COVID-19 on the operations of key governmental agencies, such as the FDA, which may delay the development of our current product candidates or any future product candidates;

As of September 30, 2020, we had cash and cash equivalents of $129.4 million. We expect that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining benefits from cost saving measures implemented or planned or in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the promotion of the Chief Financial Officer and the hiring of a Controller, management determined there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2020.

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

Risks Related to the Discovery and Development of Our Drug Candidates

Risks Related to Product Development

Our business is highly dependent on the success of our future PLX9486 programs for the treatment of Systemic Mastocytosis (“SM”) and Gastrointestinal Stromal Tumor (“GIST”) and any other potential product candidates that we develop.

Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our PLX9486 program and other product candidates that we develop. All of our product candidates are in the early stages of development and will require additional preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales.

If serious adverse events or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit such development.

If our drug candidates are associated with serious adverse events or undesirable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.

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

We are developing a pipeline of product candidates and intend to pursue clinical development of PLX9486 to target SM and GIST and any other product candidates. Developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding beyond the net proceeds from the public offering and private placement of our securities and consideration received from our collaborative agreements and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In particular, we may seek to enter into collaborations with our PLX9486 program and other collaborations to progress the clinical development of the PLX9486 program. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.

The precise incidence and prevalence for GIST and SM are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates, which are inherently uncertain.

The total addressable market opportunity for PLX9486, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our future approved drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

The commercial success of any future approved drugs, including PLX9486, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

The commercial success of PLX9486, and of any future approved drugs, will depend in part on market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments, such as surgery, existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If PLX9486 and any future approved drugs do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of PLX9486 and of any current or future drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the availability, perceived advantages, and relative cost, safety, and efficacy of alternative and competing treatments;

•	the prevalence and severity of any side effects, adverse reactions, misuse, or any unfavorable publicity in these areas, in particular compared to alternative treatments;

•	our ability (and the ability of our licensees) to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•

the strength and effectiveness of our marketing, sales, and distribution strategy and efforts, including, without limitation, our own and that of our licensees and distributors, and the degree to which the approved labeling supports promotional initiatives for commercial success;

•	the existence of distribution and/or use restrictions, such as through a REMS;

•	the availability and timeliness of third-party payor coverage and adequate reimbursement;

•	the inability of patients to afford the out-of-pocket costs of their drug therapy based on their insurance coverage and/or benefit design;

•	the timing of any marketing approval in relation to other product approvals;

•	support from patient advocacy groups;

•	the labeling of our products, including any significant use or distribution restrictions or safety warnings; and

•	any restrictions on the use of our products together with other medications.

Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the therapies marketed by our competitors. Any of these factors may cause PLX9486, or any future approved drugs, to be unsuccessful or less successful than anticipated.

Risks Related to Clinical Trials

Clinical trials are expensive, time-consuming, and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. We are unable to predict when or if our drug or any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy, or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug or drug candidates, including:

•	regulators may not authorize us to commence or continue a clinical trial or may impose a clinical hold or may limit the conduct of a clinical trial through the imposition of a partial clinical hold;

•

institutional review boards (“IRBs”) may not authorize us or our investigators to commence or continue a clinical trial at a prospective trial site or an IRB may not approve a protocol amendment to an ongoing clinical trial;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•

clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay planned trials, or abandon product development programs;

•

the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate, or the duration of these clinical trials may be longer than we anticipate;

•

our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, due to interruptions to their business or may fail to comply with regulatory requirements;

•	we may have to suspend, change, or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	our drug or drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or IRBs to suspend, change, or terminate the trials;

•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the countries in which we conduct our clinical trials or where our third-party contractors operate, could delay the commencement or rate of completion of our clinical trials;

•	the cost of clinical trials for our drug candidates may be greater than we anticipate; and

•

the supply or quality of our drug or drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials.

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured, or will be completed on schedule, or at all. Our ongoing trials continue to generate additional data that may be requested by the FDA. The FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, the FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

We may utilize companion diagnostics in our planned clinical trials in the future in order to identify appropriate patient populations. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Since the number of patients that we have dosed in our Phase 1 clinical trials is small, the results from such clinical trials may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

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

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or “top-line” data from our clinical trials, which may be based on a preliminary analysis of then-available data in a summary or “top-line” format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. If additional results from our clinical trials are not viewed favorably, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.

We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and “top-line” data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product, and our business in general. Additionally, our Phase 1/2 clinical trial of PLX9486 was an open-label trial and future trials we may conduct may be open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include those patients with the most severe symptoms, which may have improved notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

We may not be able to file investigational new drug applications (“INDs”) or IND amendments or clinical trial authorization applications (“CTAs”) to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authorities may not permit us to proceed.

Our timing of filing INDs or CTAs on our product candidates is dependent on further research. We cannot be sure that submission of an IND or CTA will result in the FDA or other regulatory authority allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or CTAs.

We have limited experience as a company conducting clinical trials or managing a manufacturing facility for our product candidates.

We have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

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

Risks Related to Business and Competition

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

The development and commercialization of new pharmaceutical and biotechnology products is highly competitive. We face competition with respect to our current clinical-stage drug candidates and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer and hematologic diseases that would be competitive with PLX9486 and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing therapeutics that are also kinase inhibitors. Specifically, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST and/or SM, including Blueprint Medicines Corporation (“BPMC”), Novartis AG (“Novartis”), Pfizer, Inc. (“Pfizer”), and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and/or SM including AB Sciences S.A., ARIAD Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, Arog Pharmaceuticals, Inc., AstraZeneca plc, BPMC, Chia Tai Tianqing Pharmaceutical Group CO., LTD, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Limited, Deciphera Pharmaceuticals, LLC, Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Novartis, Taiho Pharmaceutical Co. Ltd, and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient or are less expensive than PLX9486 or any other products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals, and marketing and selling approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management, and sales and marketing personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Risks Related to Litigation

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

Risks Related to the Impact of the COVID-19 Coronavirus

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, including the below:

•

Our operating plan currently includes efforts to advance our PLX9486 product candidate, for the treatment of SM and GIST into further clinical development. We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our future preclinical and clinical programs and supply other goods and services to run our business. If any such third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidate for our preclinical program and conduct our research and development operations.

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

We depend and will depend upon independent investigators and collaborators, such as medical institutions, CROs, commercial manufacturing organizations (“CMOs”) and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted under current good manufacturing practices (“cGMP”) regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

Risks Related to Third Party Manufacturing

We contract with third parties for the manufacture of our drug candidates for preclinical development and clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our current and future drugs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or is unable to conduct inspections necessary to approve these facilities due to delays or disruptions caused by the COVID-19 pandemic, or if the FDA or a comparable regulatory authority withdraws any such approval in the future, we may be delayed in obtaining approval of these facilities for the manufacture of our drug candidates or need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drug candidates.

In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Beginning the week of July 20, 2020, FDA began to work toward resuming prioritized domestic inspections, and as described in an FDA statement on July 10, 2020, the FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

We do not have long-term supply agreements with all of our contract manufacturers, and purchase our required drug supply, including the API, drug product and drug substance used in our drug candidates, on a purchase order basis with certain contract manufacturers. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	if the third party ceased its operations for any reason;

•	our relative importance as a customer to the third party and whether the third party subordinates our needs to its other customers;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

For our other potential products, if we are not able to negotiate commercial supply terms with any such third-party manufacturers, we may be unable to commercialize our products if they were to be approved, and our business and financial condition would be materially harmed. If we are forced to accept unfavorable terms for our relationships with any such third-party manufacturer, our business and financial condition would be materially harmed.

Third-party manufacturers may not be able to comply with the FDA’s cGMP regulations or similar regulatory requirements outside of the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Third-party manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel.

Our drug candidates may compete with other drug candidates for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates could result in significant delays or gaps in availability of such drugs or drug candidates and may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in PLX9486 are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug substance and drug product used in PLX9486 are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We will need to enter into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, including as a result of the COVID-19 pandemic, it could significantly and adversely affect our business, the supply of our current or future drug candidates or any future approved drugs and our financial condition.

For PLX9486 and any other product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of a New Drug Application (“NDA”) to the FDA and/or a Marketing Authorization Application (“MAA”) to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API, drug substance and drug product used in our drug candidates or any future approved drugs, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug substance and drug product used in our current or future drug candidates and any future approved drugs, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug substance and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

If our third-party manufacturers use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Regulatory Approval of Our Drug Candidates and Other Legal Compliance Matters

Risks Related to Obtaining Regulatory Approval

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We currently have one drug candidate in clinical development and its risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging preliminary efficacy results including disease control rates, objective response rates (best response), and progression free survival in our Phase 1 trial of PLX9486, the primary objectives were to determine the safety, tolerability, and maximum tolerated dose of PLX9486 and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the Phase 1 clinical trial of PLX9486 were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of PLX9486. These factors also apply to any future Phase 1 and Phase 1b/2 trials for other future drug candidates. We did not observe a maximum tolerated dose in the dose escalation stage of our Phase 1 trial of PLX9486.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:

•	regulators may not authorize us to commence or continue a clinical trial or may impose a clinical hold or may limit the conduct of a clinical trial through the imposition of a partial clinical hold;

•

institutional review boards (“IRBs”), may not authorize us or our investigators to commence or continue a clinical trial at a prospective trial site or an IRB may not approve a protocol amendment to an ongoing clinical trial;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•

clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay planned trials, or abandon product development programs;

•

the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate, or the duration of these clinical trials may be longer than we anticipate;

•	our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;

•	we may have to suspend, change, or terminate clinical trials for our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or IRBs to suspend, change, or terminate the trials;

•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the novel coronavirus, in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials, or those expected to be conducted in China under our collaboration with Zai;

•	the cost of clinical trials for our drug candidates may be greater than we anticipate; and

•

the supply or quality of our drug candidates or other materials necessary to conduct clinical trials for our drug candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials.

While PLX9486 is highly potent and selective KIT D816V inhibitor that is being developed to treat SM and GIST patients, we may find that patients treated with PLX9486 have or develop mutations that confer resistance to treatment. If patients have or develop resistance to treatment with our drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of, and commercialize, our drug candidates.

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured, or will be completed on schedule, or at all. We expect presenting additional data from our future clinical trials that may be requested by the FDA. The FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, the FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our PLX9486 trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

We may utilize companion diagnostics in our planned clinical trials in the future in order to identify appropriate patient populations for our drug candidates. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

We plan to advance our lead product candidate, PLX9486, into clinical trials in the future. If we believe the Phase 1 data are compelling, we plan to advance that product candidate in further clinical development for the treatment of GIST patients, we are pursuing development of the compound in patients living with advanced systemic mastocytosis (“ASM”) and indolent systemic mastocytosis (“ISM”) to discuss with the FDA the potential to move to a registration trial upon completion of the future clinical trials of that product candidate. However, the general approach for FDA approval of a drug is dispositive data from two adequate and well-controlled, Phase 3 clinical trials of the drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. The FDA may not believe our accelerated approval strategy to move directly to a registration trial upon completion of the current or future Phase 1 clinical trials is warranted and may require a Phase 3 clinical trial or trials prior to approval. Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•

the FDA or comparable foreign regulatory authorities may disagree with the number, design, or implementation of our clinical trials, including whether we have identified an appropriate surrogate marker or intermediate clinical endpoint to support an accelerated approval pathway;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

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

Accelerated approval by the FDA, even if granted for PLX9486 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of PLX9486, and may seek approval of future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.

We may develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA regulates in vitro companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for our drug candidates, and which will require regulatory clearance or approval prior to commercialization. We may rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations, and financial condition could be materially harmed.

The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of any of our drug candidates. Moreover, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests.

In connection with the clinical development of our drug candidates for certain indications, we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify appropriate patients for our drug candidates. We may rely on third parties for the development, testing, and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. Our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our drug candidates. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies.

Risks Related to Healthcare Regulations

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of a newly approved drug is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act was enacted. The Affordable Care Act, or ACA, and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the U.S. government’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a ‘‘Blueprint’’ to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of Health and Human Services to: eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of the proposed rule to permit the importation of drugs from Canada; depending on whether pharmaceutical manufacturers agree to other measures, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries; and allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On October 1, 2020, the FDA issued the final rule allowing importation of certain prescription drugs from Canada. On August 6, 2020, President

Trump signed an additional Executive Order directing U.S. government agencies to encourage the domestic procurement of Essential Medicines, Medical Countermeasures, and Critical Inputs, which include among other things, active pharmaceutical ingredients and drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of COVID-19. The FDA has been directed to release a full list of Essential Medicines, Medical Countermeasures, and Critical Inputs affected by this Order by November 5, 2020. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioner;

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

In 2016, the European Union adopted a new regulation governing the collection, use, storage, disclosure, transfer or processing of personal data (including personal health data) called the General Data Protection Regulation (European Union) 2016/679, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Economic Area, or EEA (being the European Union plus Norway, Iceland and Liechtenstein) as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, expanded disclosures about how personal information is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, mandatory data breach notification requirements, taking certain measures when engaging third-party processors and onerous new obligations on services providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR. Non-compliance with the GDPR may result in monetary penalties of up to €20.0 million or 4% of annual worldwide revenue, whichever is higher.

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

Risks Related to Taxation

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect Cogent and its stockholders. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act (referred to as the “TCJA”) was enacted in 2017 and significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and an elimination of net operating loss carrybacks (though any net operating losses generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely), and the modification or repeal of many business deductions and credits.

Additionally, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in the combined company’s or the combined company’s stockholders’ tax liability or require changes in the manner in which the combined company operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has likely experienced a change of control, as defined by Section

382.   If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the federal and state net operating loss carryforwards or research and development tax credit carryforwards would be subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.  The Company is completing a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception, as well as the resulting amount of the limitation on the Company's net operating loss carryforwards and research and development tax credit carryforwards. In addition, our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

Risks Related to Brexit

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

Risks Related to Our Intellectual Property

Risks Related to Licensing

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. Aspects of the ACTR technology are subject to a license from St. Jude Children’s Research Hospital (St. Jude’s) and the National University of Singapore (NUS). On October 14, 2020, the license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. has been terminated. PLX9486 and other molecules are subject to a license from Plexxikon Inc.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to ACTR087, ACTR707, and PLX9486 constructs, and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights or are pursuing patent rights directed to certain ACTR constructs and PLX9486 we may not be able to obtain intellectual property to broad ACTR constructs and PLX9486 in certain jurisdictions.

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

Risks Related to Protecting Our Intellectual Property

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

Currently, we have patents issued from our in-licensed portfolio under our license agreement with Plexxikon Inc. in multiple territories, including but not limited to, AU, EP (validated in DE, FR, and GB), JP, US, SG, and ZA. Except for a ZA patent for PLX9486 and PLX0206, no other patents have issued from the patent applications that we own or in-license. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

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

Composition of matter patents for biological and pharmaceutical products, such as ACTR-based product candidates, are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We have obtained issuances of composition of matter claims in one European patent from the licensed-in portfolio for PLX9486 and PLX0206. We, however, cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own and in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Various post grant review proceedings, such as inter partes review and post grant review, are available for any interested third party to challenge the patentability of claims issued in patents to us. While these post grant review proceedings have been used less frequently to invalidate biotech patents, they have been successful regarding other technologies, and these relatively new procedures are still changing, and those changes might affect future results.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when PLX9486 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Certain of our key patent families (covering the ACTR087 construct) have been filed in the United States, as well as in numerous jurisdictions outside the United States, and we are pursuing subgeneric claims prior to expiration of applicable deadlines (including a patent family covering the ACTR707 construct). We also plan to pursue claims covering the PLX9486 product in the United States and in jurisdictions outside the United States. However, we have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue generic coverage of the ACTR platform outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Patents

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

Risks Related to Employee Matters and Managing Growth

Risks Related to Employee Matters

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

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, and our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

Risks Related to Managing Growth

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to continue to increase our number of employees and expand the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Risks Related to Business Operations

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

Interruptions in the availability of server systems or communications with Internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We do not have control over the operations of the facilities of our cloud service providers and our third party providers may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our cloud service providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient-by-patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

We have broad discretion in the use of working capital and may not use it effectively.

Our management will have broad discretion in the application of working capital, and stockholders do not have the opportunity to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Management might not apply working capital in ways that ultimately increase stockholder value. Failure by us to apply working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. In addition, the fair value of such investments is subject to change as a result of potential market fluctuations, including resulting from the impact of the COVID-19 pandemic. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to our Operating History

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in March 2014. Our net losses were $50.0 million and $11.9 million for the three months ended September 30, 2020 and 2019 and $63.5 million and $34.1 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, we had an accumulated deficit of $187.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, product candidates.

As of September 30, 2020, we had cash and cash equivalents of $129.4 million. We expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023.

There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

Risks Related to Future Financial Conditions

We may require substantial additional funding. If we fail to obtain additional financing when needed, or on attractive terms, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2020 cash and cash equivalents of $129.4 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned clinical trials for PLX9486. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Our operating plan includes our efforts to advance our clinical programs for PLX9486, for the treatment of SM and GIST; to fund the wind down of ACTR707 used in combination with rituximab for adult patients with r/r B cell non-Hodgkin lymphoma, ACTR087 used in combination with rituximab for adult patients with r/r non-Hodgkin lymphoma, and ACTR707 used in combination with trastuzumab for patients with HER2+ cancers; and to develop product candidates in earlier stages of development, and any additional product candidates that we select, to expand headcount and internal capabilities, and for working capital and other general corporate purposes. We will need to raise additional funds to progress into clinical development any additional product candidates that we may select. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Risks Related to Ownership of our Common Stock

Risks Related to Investment in Securities

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

The trading price of our common stock is likely to continue to be highly volatile. Market prices for our common stock could be subject to wide fluctuations in response to various factors, including:

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

On December 31, 2019, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (Nasdaq) notifying us that, for the last 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share (or the Minimum Bid Price Requirement) pursuant to Nasdaq Listing Rule 5450(a)(1). The Nasdaq letter did not result in the immediate delisting of our common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which was tolled as of April 16, 2020 and restarted on July 1, 2020. We had until September 11, 2020 to regain compliance with the Minimum Bid Price Requirement. On July 20, 2020, we received notification from the Nasdaq that we had regained compliance with the Minimum Bid Price Requirement.

Risks Related to Ownership of Securities Generally

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned over 70% of our outstanding common stock as of September 30, 2020. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after other legal restrictions on resale entered into during our IPO, and the Financing and the Merger lapse, the trading price of our common stock could decline.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Stock Option and Incentive Plan (“2018 Plan”) will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2020, the holders of 118,638 shares of our Series A Preferred Stock, which are convertible into 29,659,500 shares of our common stock, are entitled to rights with respect to the registration of their shares under the Securities Act. Additionally, we have agreed to register 1,558,975 shares of our common stock and 44,687 shares of our Series A Preferred Stock, which are convertible into 11,171,750 shares of our common stock, under the Securities Act. A registration statement covering 42,390,225 shares of our common stock has been filed. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to the 2018 Plan, our management is authorized to grant stock options to our employees, directors, and consultants. The number of shares initially reserved for issuance under the 2018 Plan is 636,889 plus the 257,558 shares of common stock remaining available for issuance under the 2015 Stock Incentive Plan (“2015 Plan”). Additionally, the shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of September 30, 2020, 983,251 shares remained available for future issuance under the 2018 Plan. The number of shares of our common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, potentially not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Growth

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the Securities and Exchange Commission (the “SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the date of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Risks Related to our Charter and Bylaws

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

Risks Related to Internal Controls

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers. In connection with our IPO, we began the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. We have continued recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

Risks Related to Market Research

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, we agreed to sell an aggregate of approximately 118,638 shares of Series A Preferred Stock for gross proceeds of $104.4 million, or net proceeds of approximately $98.9 million after deducting commissions and estimated offering costs. Proceeds will be used to support general corporate working capital purposes, including the on-going development efforts with respect to PLX9486.

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

3.2

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 5, 2020)

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on November 9, 2020)

3.5	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 5, 2020)

10.1

Securities Purchase Agreement, dated as of July 6, 2020, by and among Unum Therapeutics Inc. and each purchaser identified on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.2

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

10.5#*^	Asset Purchase Agreement, dated August 28, 2020, by and among, Unum Therapeutics Inc. SOTIO LLC and SOTIO NV

10.6

License Agreement, dated as of May 27, 2020, by and between Kiq LLC and Plexxikon Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q/A (File No. 001-38443) filed on October 6, 2020)

10.7#*^	Employment Agreement, dated October 23, 2020, between Cogent Biosciences, Inc. and Andrew Robbins

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement.
^

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

COGENT BIOSCIENCES, INC.

Date: November 9, 2020	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Financial Officer)