Form 10-K
period 2020-12-31
Cogent Biosciences, Inc.
filed 2021-03-16
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.5 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of March 12, 2021, there were 37,194,267 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Cogent Biosciences, Inc.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

Our business is highly dependent on the success of our existing and planned CGT9486 programs for the treatment of systemic mastocytosis (SM) and advanced gastrointestinal stromal tumors (GIST) and any other potential product candidates that we develop.

•

Since the number of patients that we have dosed in our Phase 1/2 clinical trial in patients with GIST is small, the results from such clinical trials may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

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

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•	We may choose not to develop a potential product candidate, or we may suspend, deprioritize or terminate one or more discovery programs or preclinical or clinical product candidates or programs.

•	The U.S. Food and Drug Administration (FDA) may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

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

•

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in CGT9486 are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

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

The summary risk factors described above should be read together with the text of the full risk factors in Item 1A. “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

the potential impacts of raising additional capital, including dilution to our existing stockholders, restrictions on our operations or requirements that we relinquish rights to our technologies or product candidates;

•

business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises, which could cause a disruption of the development of our product candidates and adversely impact our business;

•	the success, cost, and timing of our product development activities and clinical trials;
•	the timing of our planned regulatory submissions to the FDA for our product candidate CGT9486;
•

our ability to obtain and maintain regulatory approval for our CGT9486 product candidate and any other product candidates we may develop, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the potential for our identified research priorities to advance our CGT9486 product candidate;
•

the ability to license additional intellectual property relating to our product candidates from third-parties and to comply with our existing or future license agreements and/or collaboration agreements;

•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the commercialization of our product candidates, if approved;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our use of the proceeds from the private placements, sales of our preferred stock and public offerings of our common stock, including the December 2020 underwritten offering, as described herein; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I

Unless the context otherwise requires, we use the terms “Cogent,” “company,” “we,” “us,” and “our” to refer to Cogent Biosciences, Inc. and, where appropriate, our subsidiaries.

ITEM 1.	BUSINESS

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is CGT9486, a selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (SM), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (GIST), a type of cancer with strong dependence on oncogenic KIT signaling. CGT9486 is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations.

CGT9486 has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for CGT9486 was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual meeting of the Connective Tissue Oncology Society (CTOS), and previously by Plexxikon Inc. (Plexxikon), a member of the Daiichi Sankyo Group, at the 2018 annual meeting of the American Society of Clinical Oncology (ASCO) and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of CGT9486 and sunitinib, and who had not received prior treatment with CGT9486, the confirmed objective response rate (ORR) was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (mPFS) for this group was twelve months. Four subjects continued to receive CGT9486 via individual patient INDs beyond the conclusion of the trial.

Worldwide rights to develop and commercialize CGT9486, as well as an additional selective KIT inhibitor, CGT0206, are exclusively licensed from Plexxikon. Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development and regulatory milestone payments along with mid- to high- single-digit royalty payments.

We have assembled a management team with extensive experience in the research, development, manufacturing and commercialization of pharmaceutical products, specifically including numerous successful precision medicines for genetically defined diseases. With the support of our board of directors and their expertise we believe that the Company is well positioned to develop and commercialize novel precision medicines. Beginning with CGT9486, our mission is to develop and commercialize pharmaceutical products that improve the lives of patients fighting rare, genetically driven diseases.

Our Strategy

Our vision is to discover, develop, and commercialize best-in-class therapies that have a meaningful impact for patients with genetically defined diseases. The principal components of our strategy include:

•	Explore clinical utility of CGT9486 in Advanced Systemic Mastocytosis (AdvSM);
•	Explore clinical utility of CGT9486 in Non-Advanced Systemic Mastocytosis (Non-AdvSM);
•	Explore clinical utility of CGT9486 in GIST;
•	Prepare to commercialize CGT9486 should any or all of the planned clinical trials demonstrate clinical benefit for patients with high unmet medical need; and
•	Identify and develop additional precision medicines for patients with genetically defined diseases.

Our Pipeline and Approach

CGT9486, a potential best-in-class KIT mutant inhibitor, has demonstrated promising clinical activity and safety results in a Phase 1/2 clinical trial in patients with GIST, supporting accelerated timelines to proof-of-concept in SM.

The following figure summarizes our most advanced programs, each of which is described in further detail below:

Subject to feedback from regulatory authorities, we expect to initiate a clinical trial in AdvSM patients during the first half of 2021, followed by the initiation of a clinical trial in Non-AdvSM patients during the second half of 2021.

In addition, we are planning FDA discussions to explore further clinical development of CGT9486 in combination with sunitinib in GIST patients, and plan to initiate a clinical study in imatinib-resistant GIST patients during the second half of 2021.

CGT9486 Overview

CGT9486, is designed to target mutations found within the KIT receptor tyrosine kinase, including KIT D816V. As a Type I inhibitor CGT9486 is designed to selectively bind the active conformation of mutant KIT. We have seen comparable potency observed relative to other FDA-approved KIT mutant inhibitors with potential selectivity advantages.  In preclinical studies of CGT9486 limited blood-brain-barrier penetration was observed, and there have been no clinically significant CNS toxicities identified either preclinically or clinically. The figures below provide a summary of potency and selectivity preclinical data.

SM is driven by KIT D816V mutations causing a perpetual ‘on’ state within mast cells, a type of white blood cell, leading to proliferation and accumulation in various internal organs and bone marrow. Also, KIT mutations have been shown as a driver of tumor cell proliferation in patients with advanced GIST. As a highly selective and potent KIT inhibitor, CGT9486 has the potential to provide a new treatment option for patients with both SM and GIST. In addition, CGT9486 has shown clear selectivity for KIT mutations versus other targets including, but not limited to, wild-type KIT, PDGFRα, VEGFR2, FLT3 and FMS.

CGT9486 – SM

SM occurs when mast cells inappropriately accumulate in various internal organs in the body. About 90% of people diagnosed with SM have Non-AdvSM, a life-long illness with chronic symptoms including headaches, urticaria pigmentosa, skin lesions, skin redness and warmth (flushing), abdominal pain, bloating, vomiting, diarrhea, and gastroesophageal reflux (GERD), that significantly impact the patient’s quality of life. Many patients are also at high risk for severe, life-threatening anaphylactic reactions to various triggers such as insect bites or stings. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. Patients with Non-AdvSM suffer from a poor quality of life and without any currently approved therapies, are in need of new treatment options. AdvSM is a rare, very aggressive form of SM. Patients with AdvSM may suffer from a multitude of debilitating symptoms such as anemia, thrombocytopenia, ascites, bone fractures, gastrointestinal abnormalities, and enlargement of the liver, spleen, and lymph nodes, which ultimately lead to organ failure and early death.

Based on the characteristics of CGT9486, we are pursuing development of the compound in both patients living with AdvSM and patients with Non-AdvSM, the vast majority of whom have a KIT D816V mutation. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that SM patients are highly sensitive to inhibition of the target. CGT9486 was specifically designed to selectively inhibit KIT mutations, including KIT D816V.

The underlying SM patient population is not yet well understood. It has been estimated that the prevalence of SM in the United States is between 20,000 to 30,000 patients of which approximately 90% are estimated to have Non-AdvSM.  We believe there is a significant unmet medical need for clinically active, well tolerated treatment options for this patient population. We believe CGT9486 is well suited to meet this need and target the direct underlying cause of SM.

Subject to feedback from regulatory authorities, we expect to initiate a clinical trial in AdvSM patients during the first half of 2021, followed by the initiation of a clinical trial in Non-AdvSM patients during the second half of 2021. We expect to rapidly assess CGT9486 safety and activity in mastocytosis patients by monitoring well understood and accepted biomarkers, including serum tryptase levels, a marker of disease activity which is elevated in these patients.

CGT9486 – GIST

GIST is characterized by uncontrolled cell growth in the tissues of the gastrointestinal (GI) tract. At diagnosis, about 80% of GIST patients’ tumors are the result of primary KIT mutations. The 5-Year relative survival rate is 83% with currently approved therapies, including imatinib, but the majority of GIST patients eventually develop resistance to these treatments due to secondary KIT mutations, most notably in exon 17 and exon 13. CGT9486 is designed to be a potent and selective inhibitor of KIT exon 17 mutations. By combining CGT9486 with sunitinib, a tyrosine kinase inhibitor known to inhibit KIT exon 13 mutations, we believe this combination has the potential to offer a new, active treatment option for imatinib resistant GIST patients.

The safety profile of CGT9486 has been clinically evaluated in approximately 50 patients both as a single agent and as part of a combination therapy. In November 2020, we presented final results from a Phase 1/2 trial testing the combination of CGT9486 with sunitinib in 18 patients with advanced GIST.  In the subset of 15 patients who had not been previously treated with CGT9486 as a single-agent, the estimated mPFS reached 12 months. These patients had each received several previous treatments, including 10 patients who had received at least three prior lines of therapy. The confirmed ORR was measured at 20 percent, including two partial responses and one complete response. Four subjects continued to receive CGT9486 via individual patient INDs beyond the conclusion of the trial.

Demographics and Prior Therapy: Heavily Pretreated GIST Patients treated in Phase 1/2 trial testing the combination of CGT9486 with sunitinib

Source: 2020 CTOS annual meeting

Durable Responses in Patients Treated with CGT9486 + Sunitinib

Source: 2020 CTOS annual meeting

There are an estimated 2,000 to 3,500 patients with imatinib-resistant GIST eligible for treatment each year in the United States. We believe there is a significant unmet medical need for clinically active, well tolerated treatment options for this patient population and CGT9486 is well suited to target the direct underlying cause of GIST.

Based on these results, we are planning FDA discussions to explore further clinical development of CGT9486 in combination with sunitinib in GIST patients, and plan to initiate a clinical study in imatinib-resistant GIST patients during the second half of 2021.

Intellectual Property

One key to our success will be our ability to establish and maintain protection for our product candidates and know-how, in order to enforce and defend our intellectual property rights and to operate without infringing on the rights of others. We rely on our know-how, trade secrets and continuing technological innovation as well as on in-licensing of third-party intellectual property to develop and maintain our proprietary position. Our patent portfolio consists of U.S. patents and foreign patents and patent applications that we in-licensed exclusively from Plexxikon.

With the acquisition of Kiq Bio LLC (formerly Kiq LLC) (Kiq) on July 6, 2020, we obtained an exclusive, sublicensable, worldwide license to a patent family owned by Plexxikon pursuant to a license agreement between Plexxikon and Kiq (the License Agreement). The licensed patents and applications under the License Agreement cover CGT9486 and CGT0206, as well as their therapeutic uses.  This patent family includes issued patents in multiple territories, including, but not limited to, Australia, Brazil, Canada, China, Colombia, Egypt, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, the Philippines, Russia, Serbia, Singapore, South Africa, Taiwan, and the United States. The issued U.S. patents are expected to expire in 2033 and 2034, and the issued foreign patents are expected to expire in 2033, without consideration of potential patent term extensions. We may seek to obtain rights under additional patent applications relating to CGT9486 and CGT0206 and their use to treat SM and GIST in the United States and in other countries as we proceed with this development program.

We are not currently a party and have not been a party to any legal proceedings involving patent rights.

In addition to the protection afforded by patents, we seek to protect our technology and product candidates, in part, by trade secret and confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. Furthermore, the laws of some foreign countries may not protect proprietary rights to the same extent or in the same manner as the laws of the United States.

In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Moreover, we may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property. Disputes regarding ownership or inventorship of our patents or other intellectual property can arise in various contexts, including collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we are unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

For more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

Licenses and Third-Party Research Collaborations

License Agreement with Plexxikon Inc.

In July 2020, with the closing of the Kiq acquisition, the Company obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize CGT9486 and CGT0206. As initial consideration for the license, Kiq directly paid Plexxikon an upfront payment of $1.0 million in cash, which was paid prior to the closing of the Kiq acquisition. Under the terms of the License Agreement, the Company is required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones.

The Company is also required to pay Plexxikon tiered royalties ranging from a low-single digit percentage to a high-single digit percentage on annual net sales of products. These royalty obligations last on a product-by-product basis and country-by-country basis until the latest of (i) the date on which there is no valid claim of a licensed Plexxikon patent covering a subject product in such country or (ii) the 10th anniversary of the date of the first commercial sale of the product in such country. In addition, if the Company sublicenses the rights under the License Agreement, the Company is required to pay a certain percentage of the sublicense revenue to Plexxikon ranging from mid-double digit percentages to mid-single digit percentages, depending on whether the sublicense is entered into prior to or after certain clinical trial events.

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

Legacy Collaborations and License Agreements

In June 2015, we entered into a Collaboration Agreement with Seagen Inc., formerly known as Seattle Genetics, (Seagen) (the Collaboration Agreement) to identify, research, develop, and commercialize novel antibody-coupled ACTR therapies incorporating Seagen’s antibodies for the treatment of cancer. On January 16, 2020 (the Termination Effective Date), we and Seagen announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration (the Termination Agreement). Pursuant to terms of the Termination Agreement, among other things, (i) Seagen paid the Company $5.75 million, (ii) Seagen surrendered, assigned and transferred to Cogent all of its right, title and interest in the 207,961 shares of our common stock owned by Seagen, (iii) we continued to be responsible for and pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seagen paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize their individual intellectual property (either by themselves or with third parties, subject to the intellectual property rights of the other party. As of December 31, 2020, all clinical studies related to this collaboration have concluded and there are no remaining expenses to be incurred.

In August 2014, we entered into a license agreement with the National University of Singapore (NUS) and St. Jude Children’s Research Hospital, Inc. that granted us an exclusive, worldwide, sublicensable license to certain patent rights related to our cell therapy platform. On October 14, 2020, the Company provided notice of termination of the license agreement with NUS and St. Jude Children’s Research Hospital, Inc. The termination was effective as of January 12, 2021. As of December 31, 2020, we have paid $0.2 million related to the license agreement and there are no remaining expenses to be incurred.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions governmental agencies, and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address precision medicines for patients with genetically defined diseases. There are several other companies working to develop therapies in this field using a similar strategy. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

CGT9486, if approved for the indications for which we are currently planning clinical trials, will compete with the drugs discussed below and will likely compete with other drugs that are currently in development.

In SM, the only approved drugs for the treatment of AdvSM are imatinib for patients without the KIT D816V mutation or mutational status unknown and Novartis AG’s (Novartis) midostaurin. We may face competition from other drug candidates in pre-clinical or clinical development for SM, including drug candidates from AB Sciences S.A. (ABS), Allakos Inc. (Allakos), Deciphera Pharmaceuticals, LLC (Deciphera), Celldex Therapeutics, Inc. (Celldex) and Blueprint Medicines Corporation (BMC).

In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression, followed by fourth-line ripretinib for patients who have received 3 or more prior kinase inhibitors. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRα exon 18 mutation, including PDGFRA D842V mutations only. We may face competition from other drug candidates in pre-clinical or clinical development including ABS, Allakos, ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A. (ARIAD), Arog Pharmaceuticals, Inc. (Arog), BMC, Bristol-Myers Squibb Company (BMS), Celldex, Exelixis, Inc. (Exelixis), Deciphera, Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd, and Xencor, Inc. (Xencor).

Manufacturing and Supply

We do not own or operate, and have no current plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for future commercial supply of any drugs that we may commercialize. To date, we have obtained drug substance and drug product from third-party manufacturers for CGT9486 to support preclinical and clinical testing. We obtain our supplies from these manufacturers on a purchase-order basis and do not have any long-term supply arrangements. We do not currently have a validated manufacturing process in place for any product candidate which would be required to support commercialization of any of our drug candidates, if approved.

Our drug candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured from readily available starting materials in reliable and reproducible synthetic processes. The manufacturing process is amenable to scale-up. As we continue our clinical development of CGT9486, we expect to continue to enhance our manufacturing process to allow for drug candidates that are safer, more effective, have superior dosing regimens and are cost-effective.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Government Regulation

Government authorities in the United States, at the federal, state and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, manufacturing changes, packaging, storage, recordkeeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products. Our current product candidates are expected to be regulated as drugs. The processes for obtaining regulatory approval in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our research and development activities and require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA and the regulations promulgated thereunder, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the United States at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.

An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:

•	completion of pre-clinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND for human clinical testing, which must become effective without FDA objection before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with the FDA’s good clinical practice, or GCP, regulations, to establish the safety and effectiveness of the proposed drug product for each indication for which approval is sought;

•	preparation and submission to the FDA of a New Drug Application, or NDA;
•	satisfactory review of the NDA by an FDA advisory committee, where applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug product, and the active pharmaceutical ingredient or ingredients thereof, are produced to assess compliance with current good manufacturing practice, or GMP, regulations and to assure that the facilities, methods, and controls are adequate to ensure the product’s identity, strength, quality, and purity;

•	payment of user fees, as applicable, and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, such as any Risk Evaluation and Mitigation Strategies, or REMS, or post-approval studies required by the FDA.

Preclinical Studies and an IND

Preclinical studies can include in vitro and animal studies to assess the potential for adverse events and, in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some preclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Following commencement of a clinical trial under an IND, the FDA may place a clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations.

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

Phase 2: The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3: The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites in late-stage clinical trials to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently $2.876 million for fiscal year 2021, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently $336,432 for fiscal year 2021. These fees are adjusted annually.

Under certain circumstances, the FDA will waive the application fee for the first human drug application that a small business, defined as a company with less than 500 employees, including employees of affiliates, submits for review. An affiliate is defined as a business entity that has a relationship with a second business entity if one business entity controls, or has the power to control, the other business entity, or a third-party controls, or has the power to control, both entities. In addition, an application to market a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a disease or condition that affects fewer than 200,000 individuals in the U.S., or for which there is no reasonable expectation that U.S. sales will be sufficient to recoup the development and production costs.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP.

The FDA also may require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. After approval, the FDA may seek to prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. Some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of NDAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition and data demonstrate its potential to address unmet medical needs for the disease or condition. The key benefits of Fast Track Designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met. The FDA may grant the NDA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

The FDA may approve an NDA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

In addition, the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, established the Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life- threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will provide more intensive guidance on the drug development program and expedite its review.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented.

FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that a Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Legislative Developments

The 21st Century Cures Act, or the Cures Act, which was signed into law in December 2016, includes provisions to accelerate the development and delivery of new treatments. For example, the Cures Act requires the FDA to establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, to issue guidance on adaptive and novel clinical trial designs for new drugs, and to establish a process for qualifying drug development tools used to support FDA approval for marketing or investigational use of a drug. The Cures Act also permits the FDA to rely on qualified data summaries to support the approval of a supplemental application for an already approved drug. The FDA is in the process of implementing the Cures Act requirements.

Review and Approval of Drug Products in the European Union

In order to market any pharmaceutical product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions governing, among other things, research and development, testing, manufacturing, quality control, safety, efficacy, labeling, clinical trials, marketing authorization, packaging, storage, record keeping, reporting, export and import, advertising, marketing and other promotional practices involving pharmaceutical products, as well as commercial sales, distribution, authorization, approval and post-approval monitoring and reporting of our products. Whether or not it obtains FDA approval for a pharmaceutical product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the pharmaceutical product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Drug Development Process

The conduct of clinical trials is currently governed by the EU Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, pursuant to which a system for the approval of clinical trials in the European Union has been implemented through national legislation of the EU Member States. Under the current regime, before a clinical trial can be initiated, an applicant must obtain approval in each EU Member State where there is a site at which the clinical trial is to be conducted by two separate entities: the National Competent Authority, or NCA, and one or more Ethics Committees. The NCAs of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigational drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur. Clinical trial applications, or CTAs, must also be accompanied by an investigational pharmaceutical product dossier with supporting information prescribed by the corresponding national laws of the Member States and further detailed in applicable guidance documents. However, the EU Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The EU has, therefore, adopted Regulation (EU) No 536/2014, or the Clinical Trials Regulation. The Clinical Trials Regulation, which will repeal the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for pharmaceutical products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of pharmaceutical products, and increased obligations on sponsors to publish clinical trial results. The coming into effect of the Clinical Trials Regulation has been postponed several times due to technical difficulties with the underlying IT systems that are still ongoing, but currently the "go live" of these systems and, accordingly, the coming into force of the regulation, is planned for December 2021.

The new Clinical Trials Regulation seeks to simplify and streamline the approval of clinical trials in the European Union, in particular through a harmonized electronic submission and assessment process for clinical trials conducted in multiple EU Member States. For example, the sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials information system. As part of the application process, the sponsor proposes a reporting EU Member State, which will take the lead in validating and evaluating the application. The reporting EU Member State consults and coordinates with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials information system. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database. Information stored in the EU database will be made publicly available subject to transparency rules.

Under both the current regime and the new Clinical Trials Regulation, national laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practice, or GCP, and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a pharmaceutical product, the European Medicines Agency, or EMA, and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use, or CHMP, on the recommendation of the Scientific Advice Working Party, or SAWP. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application, or MAA, of the product concerned.

Marketing Authorization Procedures

In the EU and in Iceland, Norway and Liechtenstein (together, the European Economic Area or EEA), after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization, or MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States and, after respective national implementing decisions, in the three additional member states of the European Economic Area (Iceland, Norway and Liechtenstein). The centralized procedure is compulsory for specific pharmaceutical products, including for medicines developed by means of certain biotechnological processes, products designated as orphan pharmaceutical products, advanced therapy pharmaceutical products and pharmaceutical products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto- immune and viral diseases). For pharmaceutical products containing a new active substance not yet authorized in the European Economic Area before May 20, 2004 and indicated for the treatment of other diseases, pharmaceutical products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a marketing authorization through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a pharmaceutical product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the European Commission has the final authority for granting the MA within 67 days after receipt of the CHMP opinion.

The decentralized procedure permits companies to file identical MA applications for a pharmaceutical product to the competent authorities in various EU Member States simultaneously if such pharmaceutical product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The decentralized procedure provides for approval by one or more other, or concerned, EU Member States of an assessment of an application performed by one-member state designated by the applicant, known as the reference EU Member State. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and concerned EU Member States. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference EU Member State’s assessment report and related materials, each concerned EU Member State must decide whether to approve the assessment report and related materials.

If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all EU Member States.

All new MAAs must include a Risk Management Plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports, or PSURs, are routinely available to third parties requesting access, subject to limited redactions.

Marketing Authorizations have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and/or data exclusivity in the European Union that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received an MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are deemed to bring a significant clinical benefit in comparison with existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the European Union. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include a new chemical entity. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain marketing approval of its pharmaceutical product.

Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.

The EMA’s Committee for Orphan Medicinal Products reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics, or SmPC, addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a marketing authorization may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.

Pediatric Development

In the European Union, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee, or PDCO. Companies must conduct pediatric clinical trials in compliance with the PIP approved by the EMA, unless a deferral (e.g., until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g., because the relevant disease or condition occurs only in adults) has been granted by the EMA. The marketing authorization application for the product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a marketing-authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized and covered by intellectual property rights.

Post-Approval Regulation

Similar to the United States, both marketing authorization holders and manufacturers of pharmaceutical products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and marketing authorizations. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of pharmaceutical products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the EU Member State laws implementing Directive 2001/83/EC on pharmaceutical products for human use and other core legislation relating to pharmaceutical products, and other EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of pharmaceutical products and marketing of such products, both before and after grant of marketing authorization, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, exclusions from tenders, injunctions, suspension of licenses, fines and criminal penalties.

The holder of an EU marketing authorization for a pharmaceutical product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of pharmaceutical products.

These pharmacovigilance rules can impose on holders of marketing authorizations the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed pharmaceutical products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. Marketing authorization holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of PSURs in relation to pharmaceutical products for which they hold marketing authorizations The EMA reviews PSURs for pharmaceutical products authorized through the centralized procedure. If the EMA has concerns that the risk-benefit profile of a product has varied, it can adopt an opinion advising that the existing marketing authorization for the product be suspended, withdrawn or varied. The EMA can advise that the marketing authorization holder be obliged to conduct post-authorization Phase 4 safety studies. The EMA opinion is submitted to the European Commission for its consideration. If the Commission agrees with the opinion, it can adopt a decision varying the existing marketing authorization. Failure by the marketing authorization holder to fulfill the obligations for which the European Commission’s decision provides can undermine the on-going validity of the marketing authorization.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the marketing authorization for the pharmaceutical product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice, or GMP. These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

Similarly, the distribution of pharmaceutical products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the European Union or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

Advertising and Promotion

The advertising and promotion of our products is also subject to EU laws concerning promotion of pharmaceutical products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of pharmaceutical products and may differ from one country to another. These laws require that promotional materials and advertising in relation to pharmaceutical products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the pharmaceutical product. It forms an intrinsic and integral part of the marketing authorization granted for the pharmaceutical product. Promotion of a pharmaceutical product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion of pharmaceutical products is prohibited in the European Union. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only pharmaceutical products. Violations of the rules governing the promotion of pharmaceutical products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.

Pricing and Reimbursement Environment

Even if a pharmaceutical product obtains a marketing authorization in the European Union, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. The EU Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. An EU Member State may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product candidates, if any, to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, pharmaceutical products launched in the European Union do not follow price structures of the United States and generally published and actual prices tend to be significantly lower. Publication of discounts by third party payers or authorities and public tenders may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

The so-called health technology assessment, or HTA, of pharmaceutical products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given pharmaceutical product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost- effectiveness of individual pharmaceutical products as well as their potential implications for the healthcare system. Those elements of pharmaceutical products are compared with other treatment options available on the market. The outcome of HTA regarding specific pharmaceutical products will often influence the pricing and reimbursement status granted to pharmaceutical products by the regulatory authorities of individual EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in other countries with a developed HTA framework, when adopting decisions concerning the pricing and reimbursement of a specific pharmaceutical product.

On January 31, 2018, the European Commission adopted a proposal for a regulation on health technology assessment. This legislative proposal is intended to boost cooperation among EU Member States in assessing health technologies, including new pharmaceutical products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States, but there can be no assurance that the draft HTA regulation will not have effects on pricing and reimbursement decisions if and when the draft HTA regulation comes into force.

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that we will be feasible to conduct additional cost-effectiveness studies, if required.

In certain of the EU Member States, pharmaceutical products that are designated as orphan pharmaceutical products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.

European Data Laws

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679), or GDPR, which came into force in May 2018 and related implementing laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the European Union and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

The GDPR also prohibits the transfer of personal data to countries outside of the European Union that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller or processor meets very specific requirements such as the use of standard contractual clauses, or SCC, issued by the EU Commission. In this respect recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, in which the Court invalidated the Privacy Shield under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme, there is uncertainty as to the general permissibility of international data transfers under the GDPR. In light of the implications of this decision we may face difficulties regarding the transfer of personal data to countries outside of the European Union. The European Data Protection Board has adopted draft recommendations for data controllers and processors who export personal data to third countries regarding supplementary measures to ensure compliance with the GDPR when transferring personal data outside of the European Union. These recommendations were submitted to public consultation until December 21, 2020, however it is unclear when and in which form these recommendations will be published in final form. Moreover, it is uncertain whether the SCC will also be invalidated by the European courts or legislature. Also in light of this uncertainty, the EU Commission has published a draft implementing decision on new SCC that, however, has not yet been officially adopted.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union. Guidance developed at both EU level and at the national level in individual EU Member States and the United Kingdom concerning implementation and compliance practices are often updated or otherwise revised.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the European Union which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new Regulation (EU) No 536/2014, or Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

On December 24, 2020 the EU and the UK reached agreement on the EU-UK Trade and Cooperation Agreement that with respect to data protection provides for a further transition period of up to six months as of January 1, 2021 to enable the European Commission to complete its adequacy assessment of the UK’s data protection laws. Accordingly, personal data may continue to be transferred freely between the EU and UK during that specified period. If no adequacy decision has been adopted by the EU Commission during such period, or if the UK makes changes to its data protection legal framework that is in place as of January 1, 2021 without the EU's consent, the transfer of personal data from the EU to the UK will only be permissible if EU data exporters take further steps to ensure adequacy for the protection of personal data, which may expose us to further compliance risk. Additionally, following the UK's withdrawal from the European Union and the EEA, companies have to comply also with the UK’s data protection laws (including the GDPR as incorporated into UK national law), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

Promotional Activities

In the European Union, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States (at a national or regional level). The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU Member States (at a national or regional level). Failure to comply with these requirements could result in reputational risk, public reprimands, exclusion from public tenders, administrative penalties, fines or imprisonment.

While the UK has left the EU, as mentioned above, it should be noted that the UK still has the strictest anti-bribery regime in Europe, the UK Bribery Act 2010. The Act is applicable English law and continues to apply to any company incorporated in or “carrying on business” in the United Kingdom, irrespective of where in the world the alleged bribery activity occurs.

Other Legislation Regarding Marketing, Authorization and Pricing of Pharmaceutical Products in the European Union

Other core legislation relating to the marketing, authorization and pricing of pharmaceutical products in the European Union includes the following:

•

Directive 2001/83/EC, establishing the requirements and procedures governing the marketing authorization for medicinal products for human use, as well as the rules for the constant supervision of products following authorization. This Directive has been amended several times, most recently by Directive 2012/26/EU regarding pharmacovigilance, and the Falsified Medicines Directive 2011/62/EU.

•	Regulation (EC) 726/2004, as amended, establishing procedures for the authorization, supervision and pharmacovigilance of medicinal products for human and veterinary use and establishing the EMA.
•

Regulation (EC) 469/2009, establishing the requirements necessary to obtain a Supplementary Protection Certificate, which extends the period of patent protection applicable to medicinal products at the EU-level.

•

Directive 89/105/EEC, ensuring the transparency of measures taken by the European Union member states to set the prices and reimbursements of medicinal products. Specifically, while each member state has competence over the pricing and reimbursement of medicines for human use, they must also comply with this Directive, which establishes procedures to ensure that member state decisions and policies do not obstruct trade in medicinal products. The European Commission proposed to repeal and replace Directive 89/105/EEC, but this proposal was withdrawn in 2015.

•	Directive 2003/94/EC, laying down the principles of good manufacturing practice in respect of medicinal products and investigational medicinal products for human use (the GMP Directive).
•

Directive 2005/28/EC of April 8 2005, laying down principles and detailed guidelines for good clinical practice as regards investigational medicinal products for human use, as well as the requirements for authorization of the manufacturing or importation of such products” (the GCP Directive).

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in the European Union, its member states and other states of Europe that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of pharmaceutical products. In addition to new legislation, pharmaceutical regulations and policies are often revised or interpreted by the EMA and national agencies in ways that may significantly affect our business and our products.

Since the United Kingdom, or UK, has formally left the EU on January 31, 2020 and the transition period, during which EU laws continued to apply to the United Kingdom, has expired on December 31, 2020, EU laws now only apply to the United Kingdom in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. The EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was ratified by the UK Parliament on December 30, 2020. The TCA is provisionally applicable since January 1, 2021 and it is currently awaiting ratification by the European Parliament and the European Council which is expected by the end of April 2021 (being the current expiration date of the provisional application period of the TCA).

The TCA includes provisions affecting the life sciences sector (including on customs and tariffs) but areas for further discussion between the EU and UK remain. In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. As there is no general power to amend these regulations, the UK government has adopted the Medicines and Medical Devices Act 2021 which seeks to address this regulatory gap through introducing regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The purpose of the act is to enable the existing regulatory frameworks to be updated, with the powers granted under it only exercisable in relation to four pieces of legislation: the Human Medicines Regulations 2012, the Medicines for Human Use (Clinical Trials) Regulations 2004, the Medicines (Products for Human Use) Regulations 2016 and limited parts of the Medicines Act 1968 (specifically those parts which make provision related to pharmacies). It is then further restricted to amending or updating only those provisions stated in the act, which include clinical trials.

Specified provisions of the Medicines and Medical Devices Act 2021 entered into force on February 11, 2021 when the legislation formally became law. The remaining provisions will come into effect within two months of February 11, 2021 or otherwise as stipulated in subsequent statutory instruments.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as, in the United States, Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost- effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not necessarily imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on our investment in product development. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs, which may impact physician utilization.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and the U.S. Supreme Court heard a case on the constitutionality of the ACA and a decision is expected by the Spring of 2021. It is unclear how this decision and other efforts to repeal, replace or otherwise modify the ACA will impact the law on reimbursement. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, particularly as a result of the recent presidential election, or how any future legislation or regulation may affect us. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-

party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from soliciting, offering, receiving or providing any remuneration (in cash or in kind), directly or indirectly, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any item, facility or service for which payment may be made in whole or in part under a federal healthcare program such as Medicare and Medicaid. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation;

•

the federal Foreign Corrupt Practices Act, or FCPA, prohibits, among other things, U.S. corporations and persons acting on their behalf from offering, promising, authorizing or making payments to any foreign government official (including certain healthcare professionals in many countries), political party, or political candidate in an attempt to obtain or retain business or otherwise seek preferential treatment abroad;

•

the federal False Claims Act, which may be enforced by the U.S. Department of Justice or private whistleblowers to bring civil actions (qui tam actions) on behalf of the federal government, imposes civil penalties, as well as liability for treble damages and for attorneys’ fees and costs, on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making a false statement material to a false or fraudulent claim, or improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the Department of Health and Human Services’ Civil Monetary Penalties authorities, which imposes administrative sanctions for, among other things, presenting or causing to be presented false claims for government payment and providing remuneration to government health program beneficiaries to influence them to order or receive healthcare items or services;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other conduct, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes criminal and civil liability and penalties on those who violate requirements, including mandatory contractual terms, intended to safeguard the privacy, security, transmission and use of individually identifiable health information;

•

the federal false statements statute relating to healthcare matters prohibits falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal Physician Payment Sunshine Act requires manufacturers of drugs (among other products) to report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians (as defined by statute) and teaching hospitals, as well as physician ownership and investment interests in the reporting manufacturers. Beginning in 2022, applicable manufacturers also will be required to report payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•

similar state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers; and

•

certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issues by HHS Office of Inspector General; bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other health care providers; and/or require disclosure of gifts or payments to physicians and other healthcare providers.

Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violation of any of these laws or any other current or future governmental laws and regulations that may apply to drug manufacturers include significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if the manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of its operations, any of which could substantially disrupt its operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Employees

As of December 31, 2020, we had 15 full time employees, approximately 60% of whom have an M.D., Ph.D., or other advanced degree. Our employees are located in Cambridge, Massachusetts and Boulder, Colorado. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease approximately 33,500 square feet of office and laboratory space pursuant to a lease agreement commencing in July 2015 and expiring in April 2023. This facility houses our clinical, regulatory, commercial, and administrative personnel. We sublease approximately 70% space under the terms of our sublease agreement.

Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any legal proceedings.

Corporate History

We were incorporated under the laws of the State of Delaware in March 2014 under the name Unum Therapeutics Inc. On April 3, 2018, we completed our initial public offering (IPO) of our common stock under the ticker “UMRX.”  On October 2, 2020, we filed an amendment to our certificate of incorporation to change our name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, our common stock began trading under the ticker symbol “COGT.”

On March 19, 2020, we entered into a Purchase Agreement (the LPC Purchase Agreement) with Lincoln Park Capital Fund, LLC (LPC), pursuant to which we may elect to sell to LPC up to $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Pursuant to the LPC Purchase Agreement, we issued 181,595 shares of common stock to LPC as a commitment fee. As of December 31, 2020, 2,412,870 registered common shares have been sold to LPC under the LPC Purchase Agreement for proceeds of $25.0 million. No additional shares may be sold to LPC under the LPC Purchase Agreement.

On March 26, 2020, we announced that we would be exploring strategic alternatives in order to maximize stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor to assist in the strategic review process. As of July 6, 2020, we successfully signed and closed the acquisition of Kiq.

On July 6, 2020, we completed our acquisition of Kiq, in accordance with the terms of the Agreement and Plan of Merger, dated July 6, 2020 (the Merger Agreement).

On July 9, 2020, we completed a Private Investment in Public Equity (PIPE) with existing and new investors to raise gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs, in which the investors were issued shares of Series A Non-Voting Convertible Preferred Stock (Series A Preferred Stock) at a price of $880 per share or, $3.52 per share on an as-converted-to-common basis.

On August 28, 2020, we completed the sale of our BOXR technology and Autologous Cell Therapy Industrial Automation (ACTIA) technology (collectively, the BOXR Platform), to Sotio LLC (Sotio) (the BOXR Platform Transaction), pursuant to an asset purchase agreement by and among Cogent, Sotio and Sotio NV as Guarantor (the BOXR Platform Purchase Agreement).

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

On December 4, 2020, we completed an underwritten public offering of 11,794,872 shares of our common stock at a public offering price of $9.75 per share. This included the exercise in full by the underwriters of their 30-day option to purchase up to 1,538,461 additional shares of common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses, were approximately $107.7 million.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (SEC). We may choose to take advantage of some but not all of these exemptions. We have taken advantage of the reduced reporting requirements in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

We have irrevocably elected to “opt out” of the exemption for the delayed adoption of certain accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Available Information

Our Internet address is www.cogentbio.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Risks Related to the Discovery and Development of Our Drug Candidates

Our business is highly dependent on the success of our CGT9486 program for the treatment of Systemic Mastocytosis (SM) and Gastrointestinal Stromal Tumor (GIST) and any other potential product candidates that we may develop.

Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our CGT9486 program and any other product candidates that we may develop. All of our product candidates are in the early stages of development and will require additional preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we are able to generate any revenue from product sales.

If serious adverse events or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit such development.

If our drug candidates are associated with serious adverse events or undesirable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have superior dosing regimens, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient or are less expensive than CGT9486 or any other products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals, and marketing and selling approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. For further information, see “Business ⸺Competition,” which discusses the pharmaceutical and biotechnology companies developing or marketing treatments for cancer and hematologic diseases that would be competitive with CGT9486 and the drug candidates we are developing, if such drug candidates are approved.

We may choose not to develop a potential product candidate, or we may suspend, deprioritize or terminate one or more discovery programs or preclinical or clinical product candidates or programs.

At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical product candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Accordingly, we may choose not to develop a potential product candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical product candidates or programs. If we suspend, deprioritize or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. For example, we concluded enrollment in our ATTCK-20-2 study in the first half of 2019 as a result of emerging clinical data from our Phase 1 ATTCK-20-03 trial, the continuing progress in our ATTCK-20-03 trial, and our desire to efficiently manage resources for our clinical programs. In November 2019, we announced our decision to deprioritize our hematologic programs, to shift our focus to our solid tumor programs and the suspension of further dose escalation in the ATTCK-17-01 trial, pending review of next steps with our collaboration partner, Seagen. On January 16, 2020, we and Seagen announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the Collaboration Agreement. In March 2020, we announced the decision to conclude the remaining Phase 1 clinical trials, ATTCK-20-03 and ATTCK-34-01, to focus on development of BOXR1030 and the BOXR platform.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

We are developing a pipeline of product candidates and intend to pursue clinical development of CGT9486 to target SM and GIST and any other product candidates. Developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding beyond the net proceeds from the public offering and private placement of our securities and consideration received from our collaborative agreements and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process, or that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, but we may not realize any resulting benefits.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In particular, we may seek to enter into collaborations with our CGT9486 program and other collaborations to progress the clinical development of the CGT9486 program. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. Further, collaborations involving our product candidates are subject to numerous technical, business, and legal risks. Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful.

The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.

The precise incidence and prevalence for GIST and SM are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates, which are inherently uncertain. The total addressable market opportunity for CGT9486, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our future approved drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

The commercial success of any future approved drugs, including CGT9486, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

If CGT9486 and any future approved drugs do not achieve an adequate level of acceptance by physicians, patients, third-party payors, and others in the medical community, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of CGT9486 and of any current or future drug candidates, if approved for commercial sale, will depend on a number of factors, including the availability, perceived advantages, and relative cost, safety, and efficacy of alternative and competing treatments; and the prevalence and severity of any side effects, adverse reactions, misuse, or any unfavorable publicity in these areas, in particular compared to alternative treatments. Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug or drug candidates.  Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured, or will be completed on schedule, or at all.  Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including: the patient eligibility criteria defined in the protocol; the size of the patient population required for analysis of the trial’s primary endpoints; and our ability to recruit clinical trial investigators with the appropriate competencies and experience.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors, which may use more conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials.

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

Additionally, our Phase 1/2 clinical trial in patients with GIST was an open-label trial and future trials we may conduct may be open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations, such as exaggerated therapeutic effect in response to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment, and an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. In the future, we may operate our own manufacturing facility, which will require significant resources, and we have limited experience as a company in expanding or managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing facility will be completed on time, if at all, and we may have unacceptable or inconsistent product quality success rates and yields.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks and regulatory requirements related to operating in foreign countries if we obtain the necessary approvals. Risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For further information, see “Legal Proceedings.”

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has already affected and may continue to adversely affect our business, financial condition and results of operations, including the below:

•

Our operating plan currently includes efforts to advance CGT9486 into further clinical development. We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our future preclinical and clinical programs and supply other goods and services to run our business. If any such third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidate for our preclinical program and conduct our research and development operations.

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

We depend and will depend upon independent investigators and collaborators, such as medical institutions, CROs, commercial manufacturing organizations (CMOs) and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. We and these third parties are required to comply with good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development.  If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, failure or any failure by these third parties to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf.

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

We do not currently own or operate any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our current and future drugs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have long-term supply agreements with all of our contract manufacturers, and purchase our required drug supply, including the API, drug product and drug substance used in our drug candidates, on a purchase order basis with certain contract manufacturers. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks. In addition, our drug candidates may compete with other drug candidates for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

The third parties upon whom we rely for the supply of the API, drug substance and drug product used in CGT9486 are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug substance and drug product used in CGT9486 are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates and supply our drug candidates for clinical trials, depends in part on our ability to obtain the API, drug substance and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing. We will need to enter into arrangements to establish redundant or second-source supply of some of the API, drug product or drug substance. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product or drug substance in sufficient quantities or on the timelines necessary to meet our needs, including as a result of the COVID-19 pandemic, it could significantly and adversely affect our business, the supply of our current or future drug candidates or any future approved drugs and our financial condition.

For CGT9486 and any other product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug substance and drug product prior to submission of a New Drug Application (NDA) to the FDA and/or a Marketing Authorization Application (MAA) to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance and they may subordinate our needs in the future to their other customers.

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

We currently have one drug candidate in clinical development and its risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. For further information, see “Business ⸺CGT948 ⸺GIST,” which outlines the results of our Phase 1/2 clinical trial in patients with GIST.

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates. We may utilize companion diagnostics in our planned clinical trials in the future in order to identify appropriate patient populations for our drug candidates. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

While CGT9486 is a highly potent and selective KIT D816V inhibitor that is being developed to treat SM and GIST patients, we may find that patients treated with CGT9486 have or develop mutations that confer resistance to treatment. If patients have or develop resistance to treatment with our drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of, and commercialize, our drug candidates.

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

We plan to advance our lead product candidate, CGT9486, into clinical trials in the future. If we believe our Phase 1/2 clinical trial in patients with GIST data are compelling, we plan to advance that product candidate in further clinical development for the treatment of GIST patients, we are pursuing development of the compound in patients living with AdvSM and Non-AdvSM to discuss with the FDA the potential to move to a registration trial upon completion of the future clinical trials of that product candidate. However, the general approach for FDA approval of a drug is dispositive data from two adequate and well-controlled, Phase 3 clinical trials of the drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. The FDA may not believe our accelerated approval strategy to move directly to a registration trial upon completion of the current or future Phase 1 clinical trials is warranted and may require a Phase 3 clinical trial or trials prior to approval. Our clinical trial results may also not support approval.

In addition, our product candidates could fail to receive regulatory approval for many reasons, including if we are unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications, or that our product candidates’ clinical and other benefits outweigh their safety risks.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. We may also submit marketing applications in other countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Accelerated approval by the FDA, even if granted for CGT9486 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of CGT9486, and may seek approval of future product candidates using the FDA’s accelerated approval pathway. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval. For further information, see “Business ⸺Expedited Review and Accelerated Approval Programs.”

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.

We may develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA regulates in vitro companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for our drug candidates, and which will require regulatory clearance or approval prior to commercialization. We may rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, the development of these therapeutic drug candidates may be adversely affected or may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. In fact, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care.  Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect us.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under the regulations of the FDA and other similar foreign regulatory bodies will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. See “Business ⸺ Healthcare Laws and Regulations.”

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

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off these gross deferred tax attributes, which were previously fully reserved for, in 2020. As of December 31, 2020, approximately $59.4 million and $3.9 million of federal and state net operating losses, respectively, as well as $14.2 million of future amortization for federal purposes, are subject to the July 6 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 7, 2020 to December 1, 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. For further information, see “Note 11 ⸺Income Taxes.”

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. In particular, CGT9486 and other molecules are subject to a license from Plexxikon. We expect in the future to be party to additional material license or collaboration agreements. Any termination of our current or future licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. These licenses do and future licenses may include provisions that impose obligations and restrictions on us. This could delay or otherwise negatively impact a transaction that we may wish to enter into. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to CGT9486, and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. For further information regarding our patent portfolio, see “Business—Intellectual Property.”

Currently, we have patents issued from our in-licensed portfolio under our license agreement with Plexxikon. in multiple territories, including but not limited to, Australia, Brazil, Canada, China, Colombia, Egypt, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, the Philippines, Russia, Serbia, Singapore, South Africa, Taiwan, and the United States We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we are employing their proprietary technology without authorization. While we do not believe that any claims that could materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

We may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, if we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

An unfavorable outcome of any post-grant proceedings, including interference proceedings, provoked by third parties or brought by the USPTO could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Risks Related to Employee Matters and Managing Growth

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Technology Officer and our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facility in Cambridge, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. The employment agreements with our key employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in March 2014. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There can be no assurance that the product candidates under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may require substantial additional funding. If we fail to obt-ain additional financing when needed, or on attractive terms, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned clinical trials for CGT9486. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment and other obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. For further information, see “Business⸺Our Strategy,” which details our operating plan with respect to the development and commercialization of our product candidates.

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

The trading price of our common stock is likely to continue to be highly volatile. Market prices for our common stock could be subject to wide fluctuations in response to various factors. In addition, the stock market in general, and The Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. If the market price of our common stock does not exceed your purchase price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 41% of our outstanding common stock as of December 31, 2020. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of our directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interests of our stockholders.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, research and development activities, and incurring costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities, investors may be materially diluted by such sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock.

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

Our principal executive office is located at 200 Cambridge Park Drive, Suite 2500, Cambridge, Massachusetts 02140 where we lease approximately 33,500 square feet of office and laboratory space pursuant to a lease agreement expiring in April 2023. We sublease approximately 70% of our leased office under the terms of our sublease agreement.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “COGT” on the Nasdaq Global Select Market and has been publicly traded since March 29, 2018. On October 2, 2020, we filed an amendment to our certificate of incorporation to change our name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, our common stock began trading under the ticker symbol “COGT.” Our common stock previously traded under the ticker symbol “UMRX.” Prior to March 29, 2018, there was no public market for our common stock.

Holders of Our Common Stock

As of March 12, 2021, there were approximately 6 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is included below in Part III—Item 11, “Executive Compensation.”

Recent Sales of Unregistered Equity Securities

None.

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

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is CGT9486, a selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving SM, a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced GIST, a type of cancer with strong dependence on oncogenic KIT signaling. CGT9486 is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations.

On July 6, 2020, we completed our acquisition of Kiq, in accordance with the terms of the Merger Agreement. On October 2, 2020, we filed an amendment to our certificate of incorporation to change our name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, our common stock began trading under the ticker symbol “COGT.”

CGT9486 has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for CGT9486 was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual CTOS meeting, and previously by Plexxikon, a member of the Daiichi Sankyo Group, at the 2018 annual ASCO meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of CGT9486 and sunitinib, and who had not received prior treatment with CGT9486, the confirmed ORR was twenty percent, including two partial responses and one complete response, while the estimated mPFS for this group was twelve months. Four subjects continued to receive CGT9486 via individual patient INDs beyond the conclusion of the trial.

Based on these results, we are planning an FDA interaction to explore further clinical development of CGT9486 in combination with sunitinib in GIST patients, and plan to initiate an additional clinical study in GIST in the second half of 2021.

In addition to continuing the development of CGT9486 in GIST patients, we are pursuing development of the compound in patients living with AdvSM and Non-AdvSM. The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, there are no available approved therapies, and while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that the disease is highly sensitive to inhibition of the target. CGT9486 was specifically designed to selectively inhibit KIT mutations on exon 17, including KIT D816V, and we aim to expand the clinical development of this program to treat systemic mastocytosis patients.

Subject to feedback from regulatory authorities, we expect to initiate clinical trials in AdvSM patients in the first half of 2021, followed by trials in Non-AdvSM patients in the second half of 2021. We expect to rapidly assess CGT9486 activity in mastocytosis patients by monitoring levels of serum tryptase, a relevant biomarker of disease activity which is elevated in these patients.

Worldwide rights to develop and commercialize CGT9486, as well as an additional selective KIT inhibitor, CGT0206, were exclusively licensed by Kiq from Plexxikon. Under the terms of the License Agreement, Plexxikon received an upfront payment and is eligible for additional development milestones and mid- to high- single-digit royalty payments.

Patents protecting CGT9486 include composition of matter claims which have issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions.

In addition to our small molecule efforts, we have developed proprietary technologies which enable cell therapy programs targeting cancers utilizing a patient's engineered T cells. Our ACTR (Antibody-Coupled T cell Receptor) product candidates incorporate a novel chimeric receptor that are designed to enable a co-administered, tumor-specific antibody to direct T cell targeting toward tumor cells. All ACTR clinical trials are closed to further enrollment. We have completed all closeout activities for 3 of 4 ACTR clinical trials as of December 31, 2020 and we anticipate closing out the last ACTR clinical trial in the first half of 2021.

On August 28, 2020, we completed the sale of our BOXR Platform, to Sotio, pursuant to the terms of the BOXR Platform Purchase Agreement.

Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay us total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 million ($1.73 million of which was placed in escrow for 90 days for general representations and warranties) and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of specified claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office. The $1.73 million held in escrow was released and received by the Company on November 30, 2020.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, our public offerings of our common stock, private placements and payments received under our Collaboration Agreement with Seagen.

On March 19, 2020, we entered into the LPC Purchase Agreement with LPC, pursuant to which we may elect to sell to LPC up to $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Pursuant to the LPC Purchase Agreement, we issued 181,595 shares of common stock to LPC as a commitment fee. As of December 31, 2020, 2,412,870 registered common shares have been sold to LPC under the LPC Purchase Agreement for proceeds of $25.0 million. No additional shares may be sold to LPC under the LPC Purchase Agreement.

On March 26, 2020, we announced that we would be exploring strategic alternatives in order to maximize stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor to assist in the strategic review process. As of July 6, 2020, we successfully signed and closed the acquisition of Kiq.

On July 6, 2020, we issued a contingent value right (CVR), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors. In November 2020, in partial settlement of the CVR obligation, we issued 707,938 shares of common stock. In February 2021, we issued an additional 212,428 shares of common stock and paid $0.1 million in partial settlement of the CVR obligation.

On July 9, 2020, we completed a PIPE with existing and new investors to raise gross proceeds of $104.4 million, or net proceeds of $98.9 million after deducting commissions and offering costs, in which the investors were issued shares of Series A Preferred Stock at a price of $880 per share or, $3.52 per share on an as-converted-to-common basis.

In August 2020, our board of directors unanimously approved an amendment to our certificate of incorporation, which would allow the board to effect a reverse stock split of all issued and outstanding shares of our common stock, at a ratio ranging from 1-for-4 to 1-for-8, inclusive, subject to stockholder approval. On October 9, 2020, we filed a Definitive Proxy Statement which included the proposal that our stockholders approve the amendment to our certificate of incorporation to effect the reverse stock split and a proposal that the stockholders approve the conversion of the shares of Series A Preferred

Stock issued in the Kiq acquisition and the PIPE. The proposals were approved by the stockholders at a special meeting held on November 6, 2020 and our board of directors approved a ratio of 1-for-4 for the reverse stock split.  The amendment to our certificate of incorporation to effect the reverse stock split at a ratio of 1-for-4 was filed with the Delaware Secretary of State on November 6, 2020. All disclosures of common shares, per common share data and preferred stock conversion ratios have been adjusted to reflect the reverse stock split, but not any conversion of Series A Preferred Stock.

On December 4, 2020, we completed an underwritten public offering of 11,794,872 shares of our common stock at a public offering price of $9.75 per share. This included the exercise in full by the underwriters of their 30-day option to purchase up to 1,538,461 additional shares of common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses, were approximately $107.7 million.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $74.8 million for the year ended December 31, 2020 compared to a net loss of $31.8 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $198.7 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue additional clinical trials for our product candidates;
•	continue to discover and develop additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional clinical, scientific, and commercial personnel;
•	establish manufacturing capabilities in-house;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
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

As of December 31, 2020, we had cash and cash equivalents of $242.2 million. We expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are monitoring the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict with certainty the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue advancing our product candidate under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part I-Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or additional license or collaboration agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from additional collaboration or license agreements that we may enter into with third parties. Our revenue for the next several years, if any, will be derived primarily from any collaborations that we may enter into in the future.

In June 2015, we entered into the Collaboration Agreement with Seagen. Pursuant to the terms of the Collaboration Agreement, we and Seagen agreed to jointly develop two product candidates incorporating our ACTR platform and Seagen’s antibodies. Under the Collaboration Agreement, we conducted preclinical research and clinical development activities related to the two specified product candidates through Phase 1 clinical development, and Seagen provided the funding for those activities. As a result of the Collaboration Agreement with Seagen, we recognized revenue of $7.9 million and $22.5 million for the twelve months ended December 31, 2020 and 2019, respectively, related to the upfront payment received from Seagen under our Collaboration Agreement as well as reimbursements of research and development costs.

On January 16, 2020 (the Termination Date), we and Seagen announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration (the Termination Agreement). Pursuant to terms of the Termination Agreement, among other things, (i) Seagen paid us $5.75 million, (ii) Seagen surrendered, assigned and transferred to us all of its right, title and interest in the 207,961 shares of our common stock owned by Seagen, (iii) we will continue to be responsible for and pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seagen paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize their individual intellectual property (either by themselves or with third parties, subject to the intellectual property rights of the other party.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and CROs;
•	the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contractors and CMOs;
•	employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees engaged in research and development functions;
•	laboratory supplies and animal care;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•	payments made under third-party licensing agreements.

Our research and development costs include costs for the development of product candidates that were developed with Seagen and for which we have received reimbursement as specified in our Collaboration Agreement. We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and preclinical development activities in the near term and in the future. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the progress of the development efforts of parties with whom we have entered, or may enter, into collaboration arrangements;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the successful completion of clinical trials with safety, tolerability, and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt of regulatory approvals from applicable regulatory authorities;
•	the success in establishing and operating a manufacturing facility, or securing manufacturing supply through relationships with third parties;

•	our ability to obtain and maintain patents, trade secret protection, and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidates, if and when approved;
•	the acceptance of our product candidates, if approved, by patients, the medical community, and third-party payors;
•	competition with other products; and
•	a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as of a result of the costs associated with the expansion of operations subsequent to the acquisition CGT9486.

Acquired In-process Research and Development (IPR&D)

We expense acquired IPR&D in connection with an asset acquisition when there is no alternative future use, as determined by Management in accordance with GAAP.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents balances. Our interest income has not been significant due to low interest earned on invested balances.

Gain on disposal of long-lived assets

Gain on disposal of long-lived assets consists of the gain recorded on the disposal of long-lived assets, including the BOXR platform related assets and other equipment.

Other Income

Other income consists of miscellaneous income and expense unrelated to our core operations, primarily income from subleasing a portion of our headquarters facilities.

Change in fair value of the CVR liability

This consists of changes in the fair value of the CVR liability.

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020.  We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $63.1 million and $5.7 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. As of December 31, 2020, we also had

U.S. federal and state research and development tax credit carryforwards of $0.6 million and $0.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A Preferred Stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off these gross deferred tax attributes, which were previously fully reserved for, in 2020. As of December 31, 2020, approximately $59.4 million and $3.9 million of federal and state net operating losses, respectively, as well as $14.2 million of future amortization for federal purposes, are subject to the July 6 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 7, 2020 to December 1, 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Collaboration revenue	$7,871	$22,499
Operating expenses:
Research and development	25,738	43,709
General and administrative	17,422	10,968
Acquired in-process research and development	46,910	—
Total operating expenses	90,070	54,677
Loss from operations	(82,199)	(32,178)
Other income (expense):
Interest income	144	267
Gain on disposal of long-lived assets	7,493	78
Other income	779	—
Change in fair value of CVR liability	(1,025)	—
Total other income, net	7,391	345
Net loss	$(74,808)	$(31,833)

Collaboration Revenue

Collaboration revenue recognized during the years ended December 31, 2020 and 2019 of $7.9 million and $22.5 million, respectively. We recognize revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seagen by applying the costs-to-cost method over the performance period.

Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation and changes in estimated transaction price and costs to complete our performance obligations.

On January 16, 2020, Cogent and Seagen announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration. Pursuant to terms of the Termination Agreement, among other things, (i) Seagen paid Cogent $5.75 million and (ii) Seagen surrendered, assigned and transferred to Cogent all of its right, title and interest in the 207,961 shares of Cogent’s common stock owned by Seagen.

For the year ended December 31, 2019, in considering all facts known, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the expected termination of the Collaboration Agreement in January 2020, we adjusted the estimated transaction price to be the $25.0 million upfront payment from 2015 and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. During the year ended December 31, 2020, we adjusted the transaction price to include the termination payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 207,961 shares of common stock received. We also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of December 31, 2020. Revenue during the year ended December 31, 2020 includes the termination payments previously discussed.

All performance obligations under the Collaboration Agreement are complete as of December 31, 2020 and all revenue has been recognized under the Collaboration Agreement. There is no remaining deferred revenue balance as of December 31, 2020.

Research and Development Expenses

Research and development expenses were $25.7 million for the year ended December 31, 2020, compared to $43.7 million for the year ended December 31, 2019. The decrease in research and development expense during the year ended December 31, 2020 compared to the year ended December 31, 2019 is driven by the conclusion of our legacy cell therapy clinical efforts and a reduction in force that resulted in the termination of approximately 60% of the Company’s employee workforce, or 43 employees, in March 2020. These decreases are offset by the development of CGT9486, stock compensation expense charges of $1.4 million resulting from the acceleration of vesting linked to the Kiq acquisition and a $2.0 million reversal from a change in estimated costs associated with our legacy cell therapy clinical trials.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 was $17.4 million, compared to $11.0 million for the year ended December 31, 2019. The increase in general and administrative expenses was driven by increased personnel costs of $4.4 million, which includes stock compensation expense charges of $1.4 million resulting from the acceleration of vesting linked to the Kiq acquisition. Professional, consultant and other fees have increased $2.0 million as a result of the various transactions occurring during the year ended December 31, 2020.

Acquired In-process Research and Development (IPR&D)

We expensed acquired IPR&D, with an estimated fair value of $46.9 million, including $2.1 million of associated transaction costs, in connection with the Kiq asset acquisition as there was no alternative future use, as determined by Management in accordance with GAAP.

Interest Income

Interest income for the year ended December 31, 2020 was $0.1 million, compared to $0.3 million for the year ended December 31, 2019. Interest income decreased due to lower average invested balances and lower interest rates in the current year compared to the prior period.

Gain on disposal of long-lived assets

Gain on disposal of long-lived assets, net was $7.5 million for the year ended December 31, 2020 compared to $0.1 million for the year ended December 31, 2019. The $7.4 million change represents the net proceeds of the sale of the BOXR Platform as well as the proceeds from the sale of other long-lived assets in the year ended December 31, 2020.

Other Income

Other income, net was $0.8 million in the year ended December 31, 2020. Other income represents sublease income recognized resulting from the sublease of a portion of our leased office space. No sublease income was recorded for the year ended December 31, 2019.

Change in fair value of CVR liability

Change in fair value of CVR liability for the year ended December 31, 2020 represents the change in the fair value of the CVR liability.

Liquidity and Capital Resources

We have incurred certain costs related to the COVID-19 outbreak as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Costs incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities related costs. The estimated impact of COVID-19 is currently unknown. The final impact may vary based on the duration of the current social and economic conditions. To the extent the COVID-19 pandemic continues, it may materially impact our financial condition, liquidity or results of operations in the future. We do not currently believe the accumulated costs will present a material impact to our financial liquidity or position.

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with our collaboration partner. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements. See “Funding Requirements” and Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of our liquidity and capital resources.

As of December 31, 2020, 2,412,870 shares have been sold under the LPC Purchase Agreement for proceeds of $25.0 million. No additional shares may be sold to LPC under the terms of the LPC Purchase Agreement.

On July 9, 2020, we completed a PIPE and issued 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and estimated offering costs.

On December 4, 2020, we completed an underwritten public offering of 11,794,872 shares of our common stock at a public offering price of $9.75 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 1,538,461 additional shares of common stock), or net proceeds from the offering of $107.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

As of December 31, 2020, we had cash and cash equivalents of $242.2 million, which we expect will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(35,850)	$(41,514)
Cash provided by investing activities	8,420	23,159
Cash provided by financing activities	232,196	108
Net increase (decrease) in cash, cash equivalents and restricted cash	$204,766	$(18,247)

Operating Activities

During the year ended December 31, 2020, operating activities used $35.9 million of cash, primarily resulting from our net loss of $74.8 million and from net cash used by changes in our operating assets and liabilities of $5.3 million, partially offset by net non-cash charges of $44.3 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $4.8 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.3 million decrease in deferred revenue, a $1.5 million increase in prepaid expenses and other current assets, and a $0.8 million decrease in operating lease liabilities, partially offset by a $2.0 million decrease in accounts receivable, a $0.7 million decrease in the right-of-use asset, and a $0.4 million decrease in other assets.

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

Changes in accounts payable, accrued expenses, and prepaid expenses and other current assets and other assets in all periods were generally due to changes in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2020, net cash provided by investing activities was $8.4 million, which consisted of $8.1 million in proceeds from the disposal of the BOXR Platform as well as $0.3 million in proceeds from the sale of other property and equipment.

During the year ended December 31, 2019, net cash provided by investing activities was $23.2 million, which consisted of net purchases of maturities and sale of marketable securities of $23.0 million and $0.2 million in proceeds from the sale of property and equipment partially offset by purchases of property and equipment of $0.1 million.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $232.2 million which consisted of $107.7 million in proceeds from the issuance of common stock in underwritten public offering, net of issuance costs, $98.9 million in proceeds from the issuance of Series A Preferred Stock and common stock, net of issuance costs, $25.0 million from the issuance of common stock to LPC, $0.5 million from the issuance of common stock upon stock option exercises, and $0.1 million from the issuance of common stock under the Employee Stock Purchase Plan.

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates; and
•	the impact of COVID-19 on the operations of key governmental agencies, such as the FDA, which may delay the development of our current product candidates or any future product candidates.

We believe that our existing cash and cash equivalents of $242.2 million as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining benefits from cost saving measures implemented or planned or in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

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

We then determine the transaction price, which is the amount of consideration expected to be received from a customer in exchange for the promised goods or services. Our estimate of the transaction price for each contract includes all fixed and variable consideration to which we expect to be entitled. Variable consideration includes payments in the form of collaboration payments, regulatory milestone payments, commercial milestone payments, and royalty payments. For collaboration, regulatory milestone, and commercial milestone payments, we evaluate whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, we re-evaluate the probability of a significant reversal of the cumulative revenue recognized for our milestones, and, if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis. We exclude sales-based royalties until the sale occurs.

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

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or asset acquisition, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, we then further evaluate whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, we conclude that the single identifiable asset or group of similar identifiable assets and activities is a business.

We account for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Acquired IPR&D is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Transaction costs related to business combinations are expensed as incurred. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets.

During the measurement period, which extends no later than one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

To date, we have not recorded any acquisitions as a business combination.

Asset Acquisitions

We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire IPR&D with no alternative future use is charged to expense at the acquisition date.

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

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the "simplified" method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We account for forfeitures as they occur.  Upon adopting ASU 2018-07, Improvements to Nonemployee Share‑Based Payment Accounting (Topic 718) on January 1, 2019, we elected that unsettled equity-classified awards to nonemployees for which a measurement date has not been established to be measured using the adoption date fair value. All subsequent grants to non-employees will be accounted for consistently with grants to employees.

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

COGENT BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cogent Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Biosciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of non-voting convertible preferred stock and stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2021

We have served as the Company’s auditor since 2015.

COGENT BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$242,190	$37,424
Accounts receivable	—	2,000
Prepaid expenses and other current assets	2,722	1,167
Total current assets	244,912	40,591
Operating lease, right-of-use asset	4,615	5,285
Property and equipment, net	134	1,865
Restricted cash	1,255	1,255
Other assets	—	427
Total assets	$250,916	$49,423
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$732	$3,183
Accrued expenses and other current liabilities	4,779	7,131
CVR liability (Note 3)	5,531	—
Operating lease liability	2,052	1,619
Deferred revenue	—	1,315
Total current liabilities	13,094	13,248
Operating lease liability, net of current portion	3,155	4,413
Total liabilities	16,249	17,661
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 132,244 and no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	110,881	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 32,347,905 shares and 7,665,763 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	32	8
Additional paid-in capital	322,454	155,646
Accumulated deficit	(198,700)	(123,892)
Total stockholders’ equity	234,667	31,762
Total liabilities, non-voting convertible preferred stock and stockholders' equity	$250,916	$49,423

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Collaboration revenue	$7,871	$22,499
Operating expenses:
Research and development	25,738	43,709
General and administrative	17,422	10,968
Acquired in-process research and development	46,910	—
Total operating expenses	90,070	54,677
Loss from operations	(82,199)	(32,178)
Other income (expense):
Interest income	144	267
Gain on disposal of long-lived assets	7,493	78
Other income	779	—
Change in fair value of CVR liability	(1,025)	—
Total other income (expense), net	7,391	345
Net loss	(74,808)	(31,833)
Net loss attributable to common shareholders	(179,208)	(31,833)
Net loss per share attributable to common stockholders, basic and diluted	$(16.17)	$(4.18)
Weighted average common shares outstanding, basic and diluted	11,081,257	7,620,082
Comprehensive loss:
Net loss	$(74,808)	$(31,833)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	—	12
Total other comprehensive income	—	12
Comprehensive loss	$(74,808)	$(31,821)

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOCEICNES, INC.

CONSOLIDATED STATEMENTS OF NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	—	—	7,514,492	$8	$152,297	$(12)	$(92,059)	$60,234
Issuance of common stock upon exercise of stock options	—	—	151,271	—	108	—	—	108
Stock-based compensation expense	—	—	—	—	3,241	—	—	3,241
Unrealized gains on marketable securities	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(31,833)	(31,833)
Balance at December 31, 2019	—	—	7,665,763	$8	$155,646	$—	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	—	—	384,125	—	512	—	—	512
Issuance of common stock under Employee Stock Purchase Plan	—	—	22,545	—	48	—	—	48
Issuance of common stock to LPC as a commitment fee	—	—	181,595	—	262	—	—	262
Issuance of common stock upon RSU vesting	—	—	56,933	—	—	—	—	—
Issuance of common stock to LPC	—	—	2,412,870	2	24,998	—	—	25,000
Issuance of common stock in underwritten public offering, net of issuance costs of $7,271	—	—	11,794,872	12	107,718	—	—	107,730
Issuance of Series A non-voting preferred stock and common stock in connection with the Kiq acquisition	44,687	39,325	1,558,975	2	5,486	—	—	44,813
Issuance of Series A non-voting preferred stock, net of issuance costs of $5,493	118,638	98,907	—	—	—	—	—	98,907
Issuance of common stock to settle CVR liability	—	—	707,938	1	6,943	—	—	6,944
Acquisition and retirement of treasury stock	—	—	(207,961)	—	(808)	—	—	(808)
Conversion of Series A non-voting preferred stock into common stock	(31,081)	(27,351)	7,770,250	7	27,344	—	—	—
Dividend payable to common stockholders	—	—	—	—	(11,450)	—	—	(11,450)
Discount on Series A non-voting preferred stock related to beneficial conversion feature	—	(104,400)	—	—	104,400	—	—	—
Recognition of beneficial conversion feature upon shareholder approval of conversion	—	104,400	—	—	(104,400)	—	—	—
Stock-based compensation expense	—	—	—	—	5,755	—	—	5,755
Net loss	—	—	—	—	—	—	(74,808)	(74,808)
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$—	$(198,700)	$234,667

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(74,808)	$(31,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	720	1,293
Stock-based compensation expense	6,017	3,241
Noncash consideration received from a customer	(808)	—
Noncash portion of acquired in-process research and development	44,813	—
Net amortization (accretion) of premiums (discounts) on marketable securities	—	(53)
Gain on disposal of long-lived assets	(7,493)	(78)
Change in fair value of CVR liability	1,025	—
Changes in operating assets and liabilities:
Accounts receivable	2,000	(332)
Prepaid expenses and other current assets	(1,470)	(8)
Operating lease, right-of-use asset	670	1,365
Other assets	427	(427)
Accounts payable	(2,451)	1,664
Accrued expenses and other current liabilities	(2,352)	1,760
Operating lease liability	(825)	(1,472)
Deferred revenue	(1,315)	(16,634)
Net cash used in operating activities	(35,850)	(41,514)
Cash flows from investing activities:
Purchases of property and equipment	—	(33)
Proceeds from sale of property and equipment	320	204
Proceeds from sale of BOXR Platform assets	8,100	—
Proceeds from maturities and sales of marketable securities	—	22,988
Net cash provided by investing activities	8,420	23,159
Cash flows from financing activities:
Proceeds from the issuance of Series A non-voting convertible preferred stock, net of issuance costs of $5,493	98,907	—
Proceeds from issuance of common stock to LPC	25,000	—
Proceeds from issuance of common stock in underwritten public offering, net of offering costs of $7,271	107,729	—
Proceeds from issuance of common stock upon stock option exercises	512	108
Proceeds from issuance of stock from employee stock purchase plan	48	—
Net cash provided by financing activities	232,196	108
Net increase (decrease) in cash, cash equivalents and restricted cash	204,766	(18,247)
Cash, cash equivalents and restricted cash at beginning of period	38,679	56,926
Cash, cash equivalents and restricted cash at end of period	$243,445	$38,679
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	$27,351	$—
Issuance of shares in partial settlement of CVR liability	$6,944	$—

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (Cogent or the Company) is a biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is CGT9486, a selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (SM), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (GIST), a type of cancer with strong dependence on oncogenic KIT signaling. CGT9486 is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company was incorporated in March 2014 under the laws of the State of Delaware. On October 2, 2020 the Company filed an amendment to its certificate of incorporation to change its name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, the Company’s common stock began trading under the ticker symbol “COGT” and the new CUSIP for the Company’s common stock is 19240Q 201.

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

On March 19, 2020, the Company entered into a Purchase Agreement (the LPC Purchase Agreement) with Lincoln Park Capital Fund, LLC (LPC), pursuant to which the Company may elect to sell to LPC up to $25.0 million in shares of its common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Pursuant to the LPC Purchase Agreement, the Company issued 181,595 shares of common stock to LPC as a commitment fee. As of December 31, 2020, 2,412,870 registered common shares have been sold to LPC under the LPC Purchase Agreement for proceeds of $25.0 million. No additional shares may be sold to LPC under the LPC Purchase Agreement.

On March 26, 2020, the Company announced that it would be exploring strategic alternatives in order to maximize stockholder value and that the Company had engaged Ladenburg Thalmann & Co. Inc. to act as its strategic financial advisor to assist in the strategic review process. As of July 6, 2020, the Company signed and closed the acquisition of Kiq Bio LLC (formerly Kiq LLC) (Kiq) (the Kiq acquisition) as disclosed in Note 7.

On July 6, 2020, the Company issued a non-transferrable contingent value right (CVR), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors as disclosed in Note 3.

On July 9, 2020, the Company completed a Private Investment in Public Equity (PIPE) of 118,638 Series A Non-Voting Convertible Preferred Stock to new and existing investors in exchange for gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs.

On August 28, 2020 the Company sold its assets, rights and interests relating to its Bolt-on Chimeric Receptor (BOXR) technology and Autologous Cell Therapy Industrial Automation (ACTIA) technology (collectively, the BOXR Platform), to Sotio LLC (Sotio) (the BOXR Platform Transaction), pursuant to an asset purchase agreement by and among the Company, Sotio and Sotio NV as Guarantor (the BOXR Platform Purchase Agreement) as disclosed in Note 8.

In August 2020, the Company’s board of directors unanimously approved an amendment to its certificate of incorporation, which would allow the board to effect a reverse stock split of all issued and outstanding shares of our common stock, at a ratio ranging from 1-for-4 to 1-for-8, inclusive, subject to stockholder approval. On October 9, 2020, the Company filed a Definitive Proxy Statement which included the proposal that its stockholders approve the amendment to its certificate of incorporation to effect the reverse stock split and a proposal that the stockholders approve the conversion of the shares of Series A Preferred Stock issued in the Kiq acquisition and the PIPE. The proposals were approved by the stockholders at a special meeting held on November 6, 2020 and the Company’s board of directors approved a ratio of 1-for-4 for the reverse stock split.  The amendment to the Company’s certificate of incorporation to effect the reverse stock split at a ratio of 1-for-4 was filed with the Delaware Secretary of State on November 6, 2020. All disclosures of common shares, per common share data and preferred stock conversion ratios in the accompanying consolidate financial statements and related notes have been adjusted to reflect the reverse stock split, but not any conversion of Series A Preferred Stock.

On December 4, 2020, the Company completed an underwritten public offering of 11,794,872 shares of its common stock at a public offering price of $9.75 per share. This included the exercise in full by the underwriters of their 30-day option to purchase up to 1,538,461 additional shares of common stock. The net proceeds from the offering were approximately $107.7 million, after deducting the underwriting discounts and commissions of $6.9 million and offering expenses of $0.4 million.

On December 31, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market (Minimum Bid Price Requirement). In accordance with Nasdaq Listing Rules, the Company had an initial period of 180 calendar days to regain compliance with the minimum bid price rule, which has been tolled as of April 16, 2020 and will restart on July 1, 2020. On July 20, 2020, the Company received notification from the Nasdaq that the Company has regained compliance with the Nasdaq Listing Rules.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $74.8 million for the year ended December 31, 2020. As of December 31, 2020, the Company had an accumulated deficit of $198.7 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its wholly-owned subsidiaries, Mono, Inc. and Kiq Bio LLC. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of the CVR liability and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations and the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of December 31, 2020, there have been no material impacts to the Company. As the impacts of COVID-19 continue to unfold, the Company will continually assess the impacts, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains most of its cash and cash equivalents at two accredited financial institutions. The Company has not experienced any losses on such accounts does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have and will continue to exceed federally insured limits.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 or 2019.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

Convertible Preferred Stock

The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of shareholders’ equity (deficit) because, if conversion to common stock was not approved by the shareholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. On November 6, 2020, the shareholders approved the conversion of the Series A preferred stock into common stock and as such, the Company reclassified the Series A Preferred Stock to permanent equity.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development and commercialization of precision therapies for genetically defined diseases. All of the Company’s tangible assets are held in the United States.

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

The Company adopted ASC 842, Leases on January 1, 2019, using a modified retrospective transition approach applied to leases existing as of January 1, 2019. The Company applied the “package of practical expedients”, which permitted the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs.

Upon adoption of the new leasing standards, the Company recognized a lease liability of $7.5 million and a related right-of-use asset of $6.7 million on its consolidated balance sheet with the difference being due to the elimination of previously reported deferred rent. The adoption of the standard did not have a material impact on the results of operations or cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services transferred to the customer is determined to be probable.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs and laboratory supplies, depreciation, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Research and development costs include costs for the development of product candidates that the Company is jointly developing with Seagen Inc., formerly known as Seattle Genetics (Seagen), and for which it receives reimbursement as specified in the agreement.

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

The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Acquired in-process research and development (IPR&D) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Transaction costs related to business combinations are expensed as incurred. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

To date, the Company has not recorded any acquisitions as a business combination.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2020, there were no elements of other comprehensive loss. For the year ended December 31, 2019, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

Net Income (Loss) per Share

Basic net income (loss) per common share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted net income (loss) per common share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. Accordingly, in periods in which the Company reported a net loss, dilutive common shares were not assumed to have been issued as their affect was anti-dilutive, and as a result, diluted net loss per common share was the same as basic net loss per common share.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires certain financial assets measured at amortized cost be presented at the net amount expected to be collected. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (ASU 2018-13). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard became effective on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

3. Fair Value Measurements of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$486	$—	$486
Total Assets	$—	$486	$—	$486
Liabilities:
CVR Liability	$—	$—	$5,531	$5,531
Total Liabilities	$—	$—	$5,531	$5,531

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$485	$—	$485
	$—	$485	$—	$485

U.S. Treasury bills and notes were valued based on Level 1 inputs. Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

On July 6, 2020, the Company issued a non-transferrable CVR, which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors. Holders of the CVR are entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy cell therapy assets for a period of three years from July 2020. On August 28, 2020, the Company sold the BOXR Platform and subsequently sold additional fixed assets, requiring payment of the CVR. In accordance with the terms of the CVR agreement, such payment will be made in shares or cash, depending on the timing of cash receipt. The Company classifies the CVR as a liability on its consolidated balance sheet.

The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the BOXR platform, ACTR platform and other fixed assets based on assumptions at the date of the CVR issuance and as of December 31, 2020 less certain permitted deductions. The number of common shares is determined by dividing the proceeds by the closing price of the Company’s stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date was used to determine the fair value of the share payments included in the CVR liability. The liability measured at the date of issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.  In November 2020, the Company issued 707,938 CVR shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,428 shares of common stock and paid $0.1 million in partial settlement of the CVR. For the year ended December 31, 2019, the Company had no financial liabilities outstanding measured at fair value.

December 31, 2020
Beginning balance	$—
Fair value at CVR issuance	11,450
Change in fair value	1,025
CVR settlement	(6,944)
Ending balance	$5,531

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$—	$5,529
Computer equipment and software	53	224
Furniture and fixtures	85	317
Leasehold improvements	408	426
Total property and equipment	546	6,496
Accumulated depreciation and amortization	(412)	(4,631)
Property and equipment, net	$134	$1,865

Depreciation and amortization expense was $0.7 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation and benefits	$1,443	$2,500
Accrued external research and development expense	2,191	2,987
Accrued external manufacturing costs	161	750
Other	984	894
	$4,779	$7,131

6. Collaboration Agreement

In June 2015, the Company entered into a Collaboration Agreement with Seagen (the Collaboration Agreement). Pursuant to the terms of the Collaboration Agreement, the Company and Seagen agreed to jointly develop two product candidates incorporating our ACTR platform and Seagen’s antibodies.

On January 16, 2020, the Company and Seagen announced that they have entered into an agreement to terminate the Collaboration Agreement (the Termination Agreement) effective as of January 16, 2020 (the Termination Effective Date), pursuant to which the Parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

Pursuant to terms of the Termination Agreement, among other things, (i) Seagen paid the Company $5.75 million, (ii) Seagen surrendered, assigned and transferred to the Company all of its right, title and interest in the 207,961 shares of the Company’s common stock owned by Seagen, (iii) the Company will continue to pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seagen paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize its individual intellectual property either by themselves or with third parties, subject to the intellectual property rights of the other party.

In considering all facts known prior to December 31, 2019, including the suspension of the ATTCK-17-01 clinical trial as announced in November 2019 and the intention of the parties to terminate the Collaboration Agreement, the Company adjusted the estimated transaction price to be the $25.0 million upfront payment and the total payments to be earned for preclinical research and clinical development activities through the Termination Date. The Company has also adjusted the costs to complete the remaining performance obligations to represent our best estimate as of December 31, 2020. During the year ended December 31, 2020, the Company adjusted the transaction price to include the Termination Payment of $5.75 million as well as the aggregate fair value of $0.8 million as of January 16, 2020 of the 207,961 shares of common stock received. The aggregate fair value of common stock received has been included as a noncash adjustment to reconcile net loss to net cash used in operating activities within the consolidated statement of cash flows.

Under the Collaboration agreement and Termination Agreement, the Company recognized revenue of $7.9 million and $22.5 million for the years ended December 31, 2020 and 2019, respectively. All performance obligations have been completed and all revenue has been recognized under the Collaboration Agreement. There is no remaining deferred revenue balance as of December 31, 2020.

7. Kiq LLC Acquisition

On July 6, 2020, the Company completed its asset acquisition of Kiq, in accordance with the terms of the Agreement and Plan of Merger (the Merger Agreement), signed and closed on July 6, 2020. Under the terms of the Merger Agreement, at the closing of the Merger, the Company issued the security holders of Kiq 1,558,975 shares of common stock and 44,687 shares of Series A Preferred Stock.

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the exclusive license agreement with Plexxikon. for CGT9486 and CGT0206. In addition, the Company did not obtain any substantive processes or any employees in connection with the acquisition and Kiq was not generating revenue at the time the Merger Agreement was executed. The Company determined that the cost to acquire the assets was $46.9 million, based on the fair value of the consideration issued consisting of the 44,687 shares of Series A Preferred Stock and 1,558,975 shares of common stock valued at $3.52 per share and direct costs of the acquisition of $2.1 million. The acquisition cost was allocated entirely to acquired IPR&D as no other assets or liabilities were acquired. As the assets had not yet received regulatory approval in any territory, the cost attributable to the license agreement was expensed in the Company’s consolidated statements of operations for the year ended December 31, 2020 as the acquired IPR&D had no alternative future use, as determined by Management in accordance with GAAP.

8. Sale of BOXR Assets

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

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, the BOXR platform did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift with a material effect on the Company’s operations and financial results. The Company accounted for the sale of the BOXR Platform as the sale of a business and recognized a gain of $7.4 million as a component of Other income (expense) on the Company’s consolidated statements of operations and comprehensive loss. The amounts held in escrow of $1.73 were released and received by the Company on November 30, 2020. No amounts related to the potential future milestone payments have been recognized as of December 31, 2020.

9. Preferred Stock, Series A Non-Voting Convertible Preferred Stock and Common Stock

Preferred Stock

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A Preferred Stock and 9,000,000 of which shares of preferred stock are undesignated.

Series A Non-Voting Convertible Preferred Stock

On July 6, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (Series A Preferred Stock) with the Secretary of State of the State of Delaware (the Certificate of Designation) in connection with the Merger and the PIPE. The Certificate of Designation provides for the issuance of shares of Series A Preferred Stock, par value $0.001 per share.

On July 9, 2020 the Company also completed a Private Investment in Public Equity (PIPE) of 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs.

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

The Company agreed to hold a stockholders’ meeting to submit the approval of the conversion of the Series A Preferred Stock into shares of common stock, the approval of an amendment to the certificate of incorporation of the Company to authorize sufficient shares of Common Stock for the conversion of the Series A Preferred Stock issued and the approval of a reverse stock split of all outstanding shares of common stock for the purpose of maintaining compliance with Nasdaq listing standards. The conversion of the Series A Preferred Stock into shares of common stock and the reverse stock split were approved at the stockholders’ meeting on November 6, 2020.

Following the approval of the conversion of the Series A Preferred Stock into shares of common stock, each share of Series A Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder thereof, into 250 shares of Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. Through December 31, 2020, 31,081 shares of Series A Preferred Stock have been converted to 7,770,250 shares of common stock.

The Company analyzed the conversion provision related to the Series A Preferred Stock and determined the PIPE holders received a contingent beneficial conversion feature (BCF) equal to $104.4 million. This amount represents the difference between the Company’s closing stock price at the July 9, 2020 commitment date ($12.04) and the $3.52 conversion price, limited to the actual gross proceeds received of $104.4 million. As the conversion provision was contingent on stockholder approval, the BCF was not recognized until the contingency was resolved. Upon obtaining stockholder approval for the conversion on November 6, 2020, the $104.4 million BCF was recognized in additional paid-in capital and reflected as a deemed preferred stock dividend, increasing the net loss attributable to common stockholders and increasing basic net loss per share.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of December 31, 2020.

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

Additionally, on April 1, 2019 and pursuant to the Form S-3, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as the sales agent. Effective as of December 1, 2020, the Company reduced the aggregate offering price to $9.5 million. As of December 31, 2020, no shares have been sold under this Sales Agreement.

On March 19, 2020, the Company entered into the Purchase Agreement with LPC, pursuant to which the Company may elect to sell to LPC up to $25.0 million in shares of its common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 181,595 shares of common stock to LPC as a commitment fee. As of December 31, 2020, 2,412,870 registered common shares have been sold to LPC under the Purchase Agreement for proceeds of $25.0 million.  No additional shares may be sold to LPC under the LPC Purchase Agreement.

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

On November 6, 2020 the Company effected a reverse stock split at a ratio of 1-for-4. All disclosures of common shares, per common share data and preferred stock conversion ratios in the accompanying consolidate financial statements and related notes have been adjusted to reflect the reverse stock split, but not any conversion of Series A Preferred Stock.

On December 4, 2020, the Company completed an underwritten public offering of 11,794,872 shares of our common stock at a public offering price of $9.75 per share. This included the exercise in full by the underwriters of their 30-day option to purchase up to 1,538,461 additional shares of common stock. The net proceeds from the offering were approximately $107.7 million, after deducting the underwriting discounts and commissions and offering expenses of $7.3 million.

10. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the 2018 Plan), which became effective on March 27, 2018 provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan is 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the 2015 Plan) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan will automatically increase on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,293,916 shares effective as of January 1, 2021. As of December 31, 2020, 212,926 shares remained available for future issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the Inducement Plan).  The board of directors also adopted a form of a form of non-qualified stock option agreement for use with the Inducement Plan.  A total of 3,750,000 shares of common stock of Cogent have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock to be issued pursuant to the Inducement Plan. The Company has issued 1,860,605 options under the inducement plan and 1,889,395 shares remain available for issuance.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the ESPP) became effective on March 28, 2018 at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2021. The first six month offering period was initiated on July 1, 2019. As of December 31, 2020, 22,545 shares have been issued under the ESPP and 207,757 shares remain available for issuance.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.64%	2.15%
Expected volatility	79.13%	74.07%
Expected dividend yield	—	—
Expected life (in years)	6.23	5.85

Stock Option Activity

The following table summarizes the activity of our 2018 Stock Option and Incentive Plan and the Inducement Plan, excluding performance-based stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	1,040,470	$19.48
Granted	3,866,049	8.65
Exercised	(384,125)	1.33
Forfeited	(1,269,361)	13.25
Outstanding as of December 31, 2020	3,253,033	$11.19	9.1	$3,757
Vested and expected to vest as of December 31, 2020	3,253,033	$11.19	9.1	$3,757
Options exercisable as of December 31, 2020	559,859	$10.27	5.4	$3,417

As of July 6, 2020, all outstanding options’ vesting schedules were accelerated in connection with the Kiq transaction.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $2.3 million and $2.2 million, respectively. The weighted average grant-date fair value of awards granted during the years ended December 31, 2020 and 2019 was $5.84 per share and $7.60 per share, respectively.

Performance-based Stock Options

In 2019, the Company granted options to certain employees for the purchase of 158,750 shares of common stock that vest under a combination of performance-based and service-based vesting conditions if certain performance vesting criteria are achieved on or before March 31, 2020. All outstanding performance options were cancelled as unvested in 2020 as no performance criteria were achieved.

The following table summarizes the activity of our performance-based stock options granted under our 2018 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	127,500	$14.24
Granted	—	—
Exercised	—	—
Forfeited	(127,500)	14.24
Outstanding as of December 31, 2020	—	$—	—	$—
Vested and expected to vest as of December 31, 2020	—	$—	—	$—
Options exercisable as of December 31, 2020	—	$—	—	$—

The weighted average grant-date fair value of awards granted during the year ended December 31, 2019 was $9.84 per share.

Restricted Stock Units

In 2019, the Company granted restricted stock units to employees with service-based vesting conditions. The restricted stock units vest over the 2 year service period.  The vesting of all outstanding restricted stock units was accelerated at July 6, 2020. The following table summarizes the activity of our restricted stock units granted under our 2018 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	92,791	$2.76
Granted	—	—
Vested	(80,400)	2.76
Forfeited	(12,391)	2.76
Unvested as of December 31, 2020	—	—

Employee Stock Purchase Plan

We estimate the fair value of shares to be issued under the 2018 Employee Stock Purchase Plan using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes information pertaining to stock purchase rights granted under the employee stock purchase plan, during the years indicated:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.56%	2.09%
Expected volatility	76.44%	84.07%
Expected dividend yield	—	—
Expected life (in years)	0.50	0.50

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the years ended December 31, 2020 and 2019, in thousands:

	Year Ended December 31,
	2020	2019
Stock-based compensation expense by type of award:
Time-based stock options	$5,042	$3,189
Performance-based stock options	—	—
Time-based restricted stock units	693	15
Employee stock purchase plan	20	37
Non-employee stock options	262	—
Total	$6,017	$3,241

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expenses	$2,606	$2,237
General and administrative expenses	3,411	1,004
Total	$6,017	$3,241

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

On May 7, 2020, immediately following the expiration of the exchange offer, the Company granted new options to purchase 542,418 shares of common stock, pursuant to the terms of the exchange offer and the Company’s 2018 Plan. As a result, the exercise price was determined to be $1.67, the fair value of the Company’s closing stock price on the grant date. No other terms of the exchanged stock options were modified, and the stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. The Company accounted for the exchange offer as an option modification and as a result, recorded $0.2 million in incremental stock-based compensation expense during the year ended December 31, 2020.

On July 6, 2020, the Board accelerated the vesting schedules for all outstanding stock options in connection with the Kiq acquisition, resulting in acceleration of stock compensation expense of $2.9 million, which was recognized in the year ended December 31, 2020.

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based options was $19.6 million, which is expected to be recognized over a weighted average period of 3.82 years.

11. Income Taxes

Income Taxes

During the years ended December 31, 2020 and 2019, the Company recorded no current or deferred income tax benefits for the net operating losses or research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company had no foreign operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.7)	(6.2)
Federal and state research and development tax credits	(3.4)	(5.5)
Nondeductible items	1.3	1.0
IPR&D expense	12.3	-
IRC Section 382 limit on attributes	26.4	-
Other Items	0.4	1.6
Increase in deferred tax asset valuation allowance	(14.3)	30.1
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$13,618	$30,055
Research and development and investment tax credits	856	6,620
Accrued expenses	374	644
Capitalized start-up costs	76	85
Capitalized research and development expense	10,317	48
Operating lease right-of-use assets	(1,260)	(1,444)
Operating lease liabilities	1,421	1,648
Contingent Consideration	928	—
Other	1,469	831
Total deferred tax assets	27,799	38,487
Valuation allowance	(27,799)	(38,487)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $63.1 million and $5.7 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2020, $59.9 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $0.6 million and $0.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off these gross deferred tax attributes, which were previously fully reserved for, in 2020. As of December 31, 2020, approximately $59.4 million and $3.9 million of federal and state net operating losses, respectively, as well as $14.2 million of future amortization for federal purposes are subject to the July 6 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 7, 2020 to December 1, 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the decrease in net operating loss carryforwards and research and development tax credit carryforwards as a result of the limitation under Section 382 and were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance as of beginning of year	$38,487	$28,897
Decreases recorded as benefit to income tax provision	(10,688)	—
Increases recorded to income tax provision	—	9,590
Valuation allowance as of end of year	$27,799	$38,487

As of December 31, 2020 and 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2017. The Company’s tax attributes related to years prior to 2017 can still be adjusted under audit. No federal or state tax audits are currently in process.

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

Concurrent with the lease amendment and the BOXR sale, the Company entered into a sublease for the remaining term of the lease. Under the terms of the sublease agreement, the sublessee will lease approximately 70% of the facility and will be responsible for the corresponding percentage of operating lease costs and variable lease costs. Variable lease costs include common area maintenance and other operating charges.

The elements of the lease expense were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost
Operating lease cost	$2,079	$1,772
Variable lease cost (1)	890	1,075
Sublease income	(770)	—
Total lease cost	$2,199	$2,847

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,947	$2,954
Remaining lease term	2.33	3.33
Discount rate	9.50%	6.25%

(1)	The variable lease costs for the year ended December 31, 2020 include common area maintenance and other operating charges.

Future minimum lease payments under the operating lease as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	2,424
2022	2,497
2023	841
Total future minimum lease payments	5,762
Less: imputed interest	555
Total operating lease liability	$5,207
Included in the consolidated balance sheet:
Current operating lease liability	2,052
Operating lease liability, net of current portion	3,155
Total operating lease liability	$5,207

Under the terms of the lease, the Company secured a $1.3 million letter of credit as security for its leased facility. The underlying cash collateralizing this letter of credit has been classified as non-current restricted cash in the accompanying consolidated balance sheets. This is a refundable deposit and not a lease payment. Under the terms of the sublease agreement, the sublessee obtained a letter of credit for $1.3 million for the benefit of the Company. This has been excluded from the undiscounted cash flows above.

License Agreements

Plexxikon License Agreement

In July 2020, with the closing of the Kiq acquisition, the Company obtained an exclusive, sublicensable, worldwide license (the License Agreement) to certain patents and other intellectual property rights to research, develop, and commercialize CGT9486 and CGT0206. As initial consideration for the license, Kiq directly paid Plexxikon. an upfront payment of $1.0 million in cash, which was paid prior to the closing of the Kiq acquisition. Under the terms of the License Agreement, the Company is required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones.

The Company is also required to pay Plexxikon tiered royalties ranging from a low-single digit percentage to a high-single digit percentage on annual net sales of products. These royalty obligations last on a product-by-product basis and country-by-country basis until the latest of (i) the date on which there is no validate claim of a licensed Plexxikon. patent covering a subject product in such country or (ii) the 10th anniversary of the date of the first commercial sale of the product in such country. In addition, if the Company sublicenses the rights under the License Agreement, the Company is required to pay a certain percentage of the sublicense revenue to Plexxikon ranging from mid-double digit percentages to mid-single digit percentages, depending on whether the sublicense is entered into prior to or after certain clinical trial events.

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

National University of Singapore and St. Jude Children’s Research Hospital, Inc. License Agreement

Under its license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. (collectively the Licensors) entered into in 2014, the Company is obligated to pay license maintenance fees on each anniversary of the effective date of the agreement that escalate from less than $0.1 million for each of the first seven years to $0.1 million on the eighth anniversary and each year thereafter. The Company is also obligated to make aggregate milestone payments of up to 5.5 million Singapore dollars (equivalent to approximately $4.2 million as of December 31, 2020) upon the achievement of specified clinical and regulatory milestones and to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees.

On October 14, 2020, the Company provided notice of termination of the license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. The termination became effective on January 12, 2021 and there are no remaining expenses to be incurred.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.

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

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(74,808)	$(31,833)
Deemed dividend to preferred stockholders	(104,400)	—
Net loss attributable to common stockholders	$(179,208)	$(31,833)
Denominator:
Weighted average common shares outstanding, basic and diluted	11,081,257	7,620,082
Net loss per share attributable to common stockholders, basic and diluted	$(16.17)	$(4.18)

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

	December 31,
	2020	2019
Stock options to purchase common stock	3,253,033	1,167,970
Series A Preferred Stock	33,061,000	—
Unvested restricted common stock units	—	92,791
	36,314,033	1,260,761

14. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the years ended December 31, 2020 or 2019

15. Restructuring

On March 2, 2020, the Company announced the board of directors approved plans to reduce workforce and prioritize resources towards advancing the Company’s preclinical program. As a result, the Company reduced its headcount by approximately 60% during the three months ended March 31, 2020.

The Company recognized restructuring expenses consisting of one-time severance payments and other employee related costs of $4.2 million during the year ended December 31, 2020. Cash payments for employee related restructuring charges of $4.2 million were paid as of December 31, 2020. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories of $1.9 million and $2.3 million, respectively, on its consolidated statements of operations and comprehensive loss.

A summary of the charges related to the restructuring activities as of December 31, 2020 is as follows (in thousands):

	Balance at			Balance at
	December 31, 2019	Charges	Less: Payments	December 31, 2020
Severance, benefits and relates costs	$—	$4,165	$(4,165)	$—
Total	$—	$4,165	$(4,165)	$—

On October 26, 2020, the Company announced that, on October 22, 2020, Charles Wilson, Ph.D. resigned from his positions as Chief Executive Officer, President, and Principal Executive Officer of the Company, effective as of October 23, 2020, subject to a transition period from October 23, 2020 until October 30, 2020 (the Separation Date). Pursuant to the Separation Agreement, Dr. Wilson received a payment related to severance and change of control of $1.3 million and other health benefits. Additionally, all equity awards held by Dr. Wilson became vested and exercisable or non-forfeitable as of the Separation Date.

17. Subsequent Events

Appointment of new Director to the Board of Directors of Cogent

Effective as of February 22, 2021, the Board of Directors (the Board) of Cogent appointed Todd E. Shegog as a Class II director. As a Class II director, Mr. Shegog will stand for election at the Company’s 2023 Annual Meeting of Stockholders. Additionally, Mr. Shegog was appointed as the Chair of the Audit Committee of the Board. In connection with his Board service, Mr. Shegog will receive an option to purchase 37,500 shares of common stock, which will vest over a three-year period from the date of grant, and will be entitled to $50,000 in annual cash compensation for service on the Board and the Audit Committee.

Conversions of Series A Preferred Stock

Subsequent to December 31, 2020, 18,409 shares of Series A Preferred stock have been converted to 4,602,250 shares of common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of Cogent’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that Cogent’s internal control over financial reporting was effective, as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of March 12, 2021.

Name	Age	Position
Executive Officers
Andrew Robbins	45	Chief Executive Officer, President and Director
John Green	40	Chief Financial Officer
Jessica Sachs, M.D.	46	Chief Medical Officer

Non-Employee Directors
Chris Cain, Ph.D. (2)	37	Director
Karen Ferrante, M.D. (2)(3)	63	Director
Peter Harwin (1)(3)	35	Director
Arlene M. Morris (1)(2)(3)	69	Director
Matthew E. Ros (1)	54	Director
Todd Shegog (1)	56	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Our Board is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class I directors (Dr. Ferrante and Mr. Ros), whose terms expire at the 2022 annual meeting of stockholders; three Class II directors (Ms. Morris, Dr. Cain and Mr. Shegog), whose terms expire at the 2023 annual meeting of stockholders; and two Class III directors (Mr. Robbins and Mr. Harwin), whose terms expire at the 2021 annual meeting of stockholders (in all cases until their successors have been elected and qualified or until the earlier of their resignation or removal).

The following is a biographical summary of the experience of our executive officers and directors:

Executive Officers

Andrew Robbins has served as our Chief Executive Officer, President, principal executive officer and a member of our Board since October 2020. Mr. Robbins serves as principal executive officer. Prior to joining Cogent, Mr. Robbins served as Chief Operating Officer at Array BioPharma Inc., a pharmaceutical company, from March 2015 through its acquisition by Pfizer Inc., a pharmaceutical company, in July 2019, after serving as its Senior Vice President, Commercial Operations from July 2012 to March 2015. From January 2007 to July 2012, Mr. Robbins held management positions at Hospira, Inc., a pharmaceutical and medical device company, including General Manager and Vice President of the U.S. Alternate Site business unit and Vice President of Corporate Development. Prior to Hospira, Mr. Robbins held commercial and leadership positions within Pfizer’s oncology unit. Additionally, Mr. Robbins currently serves on the Board of Directors for Harpoon Therapeutics (Nasdaq: HARP) and Turmeric Acquisition Corporation (Nasdaq: TMPMU). Mr. Robbins holds an MBA from the Kellogg School of Management, Northwestern University and a bachelor’s degree from Swarthmore College.

We believe Mr. Robbins is qualified to serve on our Board because of his extensive commercial, development and strategic leadership experience in the pharmaceutical industry.

John Green has served as our Chief Financial Officer, principal accounting officer and principal financial officer since July 2020. Prior to his promotion, Mr. Green was our Vice President of Finance and Controller from April 2018 to June 2020. Mr. Green brings nearly 20 years of strategic finance and accounting experience to his position, nearly half of which has been in the biotechnology industry for both public and private companies. Prior to joining Cogent, Mr. Green served as Principal Accounting Officer at Merrimack Pharmaceuticals, Inc. (Nasdaq: MACK), a biopharmaceutical company, from March 2017 to June 2018. From November 2015 to March 2017, he served as the Controller at Fractyl Laboratories, Inc., a medical technology company. From June 2014 to November 2015, Mr. Green served as Director of Accounting at Dicerna Pharmaceuticals, Inc. (Nasdaq: DRNA), a biopharmaceutical company. From November 2013 to June 2014, Mr. Green served as a Senior Manager at Corporate Finance Group, Inc., a financial consulting firm. From 2008 to September 2013, Mr. Green served as an Assurance Manager at PricewaterhouseCoopers LLP, an accounting firm. Mr. Green is a Chartered Professional Accountant and holds a B.S. in Chemistry and Biology from Acadia University.

Jessica Sachs, M.D. has served as our Chief Medical Officer since June 2019. Prior to assuming this role, she served as our Vice President of Clinical Sciences from April 2017 to June 2019, responsible for the clinical development strategy and medical and translational oversight of the Cogent portfolio. Dr. Sachs has over 16 years of experience in oncology and pediatrics. From 2012 to April 2017, Dr. Sachs served as Senior Medical Director of Clinical Research at Takeda Pharmaceutical Company Limited where she led multiple clinical programs in oncology and transplantation. From 2010 to 2012, Dr. Sachs was Associate Director at Genzyme Corporation, where she was responsible for post-marketing safety surveillance and risk management activities for a variety of oncology products. Dr. Sachs has been a faculty member of the Harvard Medical School since 2007 and is an Assistant in Pediatrics in the Division of Pediatric Hematology/Oncology at the Massachusetts General Hospital. She completed her fellowship in pediatric hematology and oncology at the Dana Farber Cancer Institute and Children’s Hospital Boston. She received her M.D. from Washington University in St. Louis and her B.S. from Duke University.

Non-employee Directors

Chris Cain, Ph.D. has served as a member of our Board since July 2020. Dr. Cain has served as Director of Research at Fairmount Funds Management LLC, a healthcare investment fund, since April 2020. From February 2019 to February 2020, Dr. Cain served as Vice President at Samsara BioCapital, a biotherapeutics-focused venture capital fund. Prior to that role, Dr. Cain served at Apple Tree Partners, a life sciences-focused venture capital fund, from July 2016 to January 2019, most recently as Senior Associate. Dr. Cain served as an Associate at RA Capital Management, an investment management company, from November 2014 to May 2016. Before this, Dr. Cain served at BioCentury Publications from June 2010 to October 2014, most recently as Associate Editor. He received a B.A. from the University of California, Santa Barbara and a Ph.D. in Biochemistry and Molecular Biology from the University of California, San Francisco.

We believe Dr. Cain is qualified to serve on our Board because of his extensive leadership, scientific, business, and managerial experience in the biotechnology industry.

Karen Ferrante, M.D. has served as a member of our Board since February 2018. Dr. Ferrante served as the Chief Medical Officer and Head of Research and Development of Tokai Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from April 2014 until August 2016, developing treatments for prostate cancer and other hormonally driven diseases. From 2007 to July 2013, Dr. Ferrante held senior positions at Millennium Pharmaceuticals, Inc. and its parent company, Takeda Pharmaceutical Company Limited, including Chief Medical Officer and most recently as Oncology Therapeutic Area Head and Cambridge USA Site Head from May 2013 to July 2013. Dr. Ferrante previously held positions of increasing responsibility at Pfizer Global Research and Development and Bristol-Myers Squibb. Dr. Ferrante serves on the board of directors of Progenics Pharmaceuticals, Inc. (Nasdaq: PGNX), MacroGenics, Inc. (Nasdaq: MGNX), and Hutchinson China MediTech Limited (Nasdaq: HDM). Dr. Ferrante also served as a director of Progenics Pharmaceuticals, Inc. (Nasdaq: PGNX) from 2014 until its acquisition by Lantheus Holdings (Nasdaq:LNTH) in 2020 and Baxalta Inc., a publicly traded global biopharmaceutical company, from 2015 until its acquisition by Shire Pharmaceuticals in 2016. She has also served as an advisory board member for Kazia Therapeutics (Nasdaq:KZIA) since 2016 and Trillium Therapeutics (Nasdaq: TRIL) since 2020. Dr. Ferrante holds an M.D. from Georgetown University and a B.S. in chemistry and biology from Providence College.

We believe Dr. Ferrante is qualified to serve on our Board because of her extensive leadership, scientific, business, and managerial experience in the biotechnology industry and her experience and expertise serving as a member of the board of directors of several biotechnology companies.

Peter Harwin has served as a member of our Board since July 2020. He is currently a managing member at Fairmount Funds Management LLC, a healthcare investment fund he co-founded in April 2016. Prior to Fairmount, Mr. Harwin served as a member of the investment team at Boxer Capital, LLC, part of the Tavistock Group, based in San Diego, most recently serving as a senior member of the team. In addition to his responsibilities at Fairmount, Mr. Harwin serves as strategic advisor to Dianthus Therapeutics, Inc. Mr. Harwin also serves on the Board of Directors of Viridian Therapeutics, Inc. (Nasdaq: VRDN). Mr. Harwin received his Bachelor of Business Administration degree from Emory University.

We believe Mr. Harwin is qualified to serve on our Board because of his extensive leadership, executive, managerial and board experience within pharmaceutical and biotechnology industries.

Arlene Morris has served as a member of our Board since July 2019. Ms. Morris has served as Chief Executive Officer of Willow Advisors, a consultancy advising biotech companies on financing, strategy and business development, since 2015. Previously, she spent over a decade leading public biotechnology companies. From 2012 to 2015, Ms. Morris served as Chief Executive Officer of Syndax Pharmaceuticals, a biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers. Prior to this, she served as President and Chief Executive Officer of Affymax, where she led the company through the development of peginesatide (Omontys®). She spent 15 years at Johnson & Johnson in marketing, sales and senior level business development positions. Ms. Morris served on the board of directors of Dimension Therapeutics (Nasdaq: DMTX) from 2015 to 2018 and Neovacs, SA (Euronext: ALNEV) from 2011 to 2020. She was also a director of Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016. Ms. Morris is currently a member of the board of directors of Viveve (Nasdaq: VIVE), Palatin Technologies (NYSE: PTN) and Viridian Therapeutics, Inc. (Nasdaq: VRDN). She received a B.A. in biology and chemistry from Carlow College.

We believe Ms. Morris is qualified to serve on our Board because of her extensive leadership, executive, managerial and board experience within pharmaceutical and biotechnology industries.

Matthew Ros has served as a member of our Board since July 2019. Mr. Ros has served as Chief Strategy and Business Officer of Epizyme, a late-stage biopharmaceutical company, since September 2018. He served as Chief Operating Officer of Epizyme from May 2016 to September 2018. Prior to joining Epizyme, from September 2010 to May 2016, Mr. Ros served in increasing levels of responsibility at Sanofi, a multinational pharmaceutical company, most recently as Chief Operating Officer/Global Head of the Oncology Business unit from December 2014 to May 2016. Prior to that role, Mr. Ros served in the rare disease business of Genzyme, a Sanofi company, where he served as Vice President and Franchise Head of its Pompe disease unit from September 2012 to December 2014, and also served as the Associate Vice President and Iniparib Global Brand Leader in Sanofi’s Oncology Business unit from September 2010 to September 2012. From October 2007 to June 2010, Mr. Ros served at ARIAD Pharmaceuticals, Inc., a global oncology company, most recently as Senior Vice President, Commercial Operations. He started his pharmaceutical career in Bristol-Myers Squibb’s Oncology Division, serving in roles with increasing responsibility from 1990 to 2007. He received a B.S. from the State University of New York, College at Plattsburgh and completed the Executive Education Program in Finance and Accounting for the Non-Financial Manager at Wharton School of the University of Pennsylvania.

We believe Mr. Ros is qualified to serve on our Board because of his extensive leadership, executive, managerial and business experience with life sciences companies.

Todd Shegog has served as a member of our Board since February 2021. Mr. Shegog has more than 25 years of financial, operations, corporate strategy and compliance expertise in the biotechnology and pharmaceutical industries. He has served as Senior Vice President and Chief Financial Officer of Forma Therapeutics (Nasdaq: FMTX), a clinical-stage biopharmaceutical company, since September 2019. Prior to Forma Therapeutics, Mr. Shegog served as Chief Financial Officer of Synlogic, Inc. (Nasdaq: SYBX), a clinical-stage biopharmaceutical company, where he directed the company’s financial strategy and management as well as facilities and information systems from September 2016 to September 2019. From April 2014 to August 2016, Mr. Shegog served as Senior Vice President and Chief Financial Officer at Forum Pharmaceuticals, Inc., an early-stage biopharmaceutical company, where he was responsible for finance, operations, and information systems during their pursuit of innovative therapies for schizophrenia and Alzheimer’s disease. He also served as the Chief Financial Officer of Millennium Pharmaceuticals, Inc., now Takeda Oncology, where he was responsible for management of the company’s financial resources, corporate planning, financial reporting, and compliance from 1998 to 2014. Mr. Shegog earned a Bachelor of Science degree in electrical engineering from Lafayette College and an MBA from the Tepper School of Management at Carnegie Mellon University.

We believe Mr. Shegog is qualified to serve on our Board because of his financial expertise, extensive leadership, executive, managerial and business experience with life sciences companies.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://investors.cogentbio.com/corporate-governance/documents-and-charters. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by applicable rules.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee. The members of our Audit Committee are Peter Harwin, Arlene Morris, Matthew Ros and Todd Shegog, each of whom qualifies as an “independent” director for audit committee purposes, as defined under SEC and Nasdaq listing rules and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Shegog as an “audit committee financial expert,” as defined under SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

Based solely on a review of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2020, the Company's officers, directors and greater than ten percent beneficial owners filed all required reports on a timely basis, other than one Form 4 filed late on December 7, 2020 due to administrative error to report the issuance of common stock distributed to Mr. Green pursuant to a CVR.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Our named executive officers, or NEOs, for 2020, which consist of all individuals who served as our principal executive officers during 2020 and the next two most highly-compensated executive officers, are:

•	Andrew Robbins, our Chief Executive Officer;
•	Charles Wilson, Ph.D., our former Chief Executive Officer;
•	John Green, our Chief Financial Officer; and
•	Jessica Sachs, our Chief Medical Officer.

2020 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to our NEOs for 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)(2)	All Other Compensation ($)		Total ($)
Andrew Robbins Chief Executive Officer	2020	101,731	65,219		17,692,794	—		17,859,744
Charles Wilson, Ph.D. Former Chief Executive Officer	2020	481,340	—		—	1,315,411	(3)	1,796,751
	2019	543,417	232,263	(4)	941,736	—		1,717,416
John Green Chief Financial Officer	2020	323,957	440,030	(5)	1,375,258	—		2,139,245
Jessica Sachs, M.D. Chief Medical Officer	2020	278,738	—		115,396	795,323	(6)	1,189,457

(1)

Amounts reflect the grant-date fair value of option awards granted in 2020 and 2019 in accordance with ASC Topic 718 disregarding the effect of any estimated forfeitures related to service-vesting conditions. For 2020, amounts for Mr. Green and Dr. Sachs also reflect the incremental value arising from the modification of awards pursuant to the repricing of stock options in May 2020. For information regarding assumptions underlying the valuation of equity awards, see Note 10 to the financial statements in this annual report. These amounts do not correspond to the actual value that may be recognized by the executives upon exercise of the options.

(2)

On July 6, 2020, in connection with the Kiq Acquisition, the unvested equity awards held by Dr. Wilson, Mr. Green and Dr. Sachs were accelerated in full. The value of accelerated options, measured as the product of (x) the number of unvested options held by each executive as of July 6, 2020 multiplied by (y) the difference between the closing price of our common stock on July 6, 2020 and the exercise price of the options, was $0 for Mr. Wilson, $169,585 for Mr. Green and $559,120 for Dr. Sachs. As of July 6 2020, Mr. Green also held unvested restricted stock units that were accelerated, valued at $240,810, measured as the product of the number of unvested restricted stock units multiplied by the closing price of our common stock on July 6, 2020. These amounts are separate from the 2020 compensation disclosed in the table above.
(3)

In connection with Dr. Wilson’s termination of employment, he received cash severance equal to $860,737, bonus severance equal to $430,369 and $24,305 in respect of COBRA premiums for health benefit coverage, all as described in further detail “Employment Arrangements with our Named Executive Officers” below.

(4)	The Company’s proxy statement filed on April 29, 2020 reported that Dr. Wilson received a bonus equal to $264,000. The correct bonus value for 2019 has been reported in the table above.
(5)	Represents an annual bonus equal to $160,580 earned for fiscal year 2020 performance as well as the value of a retention bonus equal to $279,450.
(6)

In connection with Dr. Sachs’s change in employment status, she received cash severance equal to $434,400, bonus severance equal to $173,760 and $187,163 in consulting fees for her continued service as our consultant, each as described in further detail in the section titled “Employment Arrangements with our Named Executive Officers” below.

Narrative to Summary Compensation Table

Our board of directors and compensation committee review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, they consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short-and long-term results that are in the best interests of our stockholders, and our desire to incentivize a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our compensation committee has historically determined our executives’ compensation. Our compensation committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than the chief executive officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then determines the compensation for each executive officer. In 2020, the compensation committee retained the services of Radford, an AON company, as its external compensation consultant and the board of directors and the compensation committee considered Radford’s input on certain compensation matters as they deemed appropriate. Our compensation committee has assessed the independence of Radford consistent with Nasdaq listing standards and has concluded that the engagement of Radford does not raise any conflict of interest.

Annual base salary. Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and experience. Base salaries for our named executive officers are reviewed annually by our compensation committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the compensation committee, to realign salaries with market levels after taking into account individual responsibilities, performance, and experience.

Cash bonus. From time to time, our board of directors or compensation committee may approve annual bonuses for our named executive officers based on individual performance, company performance, or as otherwise determined appropriate. In fiscal year 2020, the Company also awarded Mr. Green with a retention bonus subject to his continued employment through September 30, 2020 in appreciation of his continued support in connection with the Merger.

Long-term equity incentives. Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. During the year ended December 31, 2020, we made grants of stock options to each of our named executive officers other than Dr. Wilson, who elected not to receive any stock options in 2020 in order to increase the stock options available for annual grants to other employees. The grant date fair values of such awards are set forth in the “Summary Compensation Table” above and the number of shares underlying such awards and the vesting terms of such awards are set forth in the “Outstanding Equity Awards at 2020 Fiscal Year End Table” below.

Acceleration of Equity in Connection with Merger. In connection with the Merger, on July 6, 2020, all outstanding unvested equity awards held by our employees, including our named executive officers, were accelerated in full.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table sets forth information regarding outstanding equity awards at the end of 2020 for each of our NEOs.

		Option awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Andrew Robbins	10/23/2020	—	1,860,605	(1)	11.16	10/22/2030
	12/07/2020	—	456,693	(1)	12.76	12/06/2030
Charles Wilson, Ph.D.(2)	03/28/2018	53,340	—		48.00	03/27/2028
	03/01/2019	43,600	—		17.44	02/28/2029
John Green	05/07/2020	27,867	—		1.67	05/06/2030
	10/13/2020	—	173,925	(1)	11.56	10/12/2030
Jessica Sachs	05/07/2020	99,472	—		1.67	05/06/2030

(1)

Stock options vest over four years, with 25% of the shares vesting on the first anniversary of the grant date, and the remaining shares vesting in 36 equal monthly installments thereafter, subject to continuous service with us.

(2)	Due to Dr. Wilson’s termination of employment, his outstanding stock options expired on January 30, 2021.

Employment Arrangements with our Named Executive Officers

We have entered into employment agreements with each of our named executive officers. Each of our named executive officers is employed at will.

Andrew Robbins. Mr. Robbins’s employment agreement provides for “at will” employment. Pursuant to the terms of his employment agreement, Mr. Robbins is entitled to an annual base salary of $575,000. Mr. Robbins is also eligible for annual incentive compensation targeted at 60% of his base salary. Pursuant to the terms of his employment agreement, and as approved by the Board on October 23, 2020 (the Grant Date), Mr. Robbins was granted a non-qualified stock option “inducement award” to purchase 1,860,605 shares of the Company’s common stock pursuant to the terms of a stock option award agreement (the New Hire Option) under the Company’s Inducement Plan as an inducement material to Mr. Robbins becoming an employee of the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The New Hire Option has a ten-year term and vests as to 25% of the shares underlying the stock option on the first anniversary of the Grant Date and as to the remaining 75% of the shares underlying the stock option in equal monthly installments over the 36 months thereafter. The New Hire Option granted to Mr. Robbins has an exercise price per share equal to the closing price of the Company’s common stock on the grant date.

Mr. Robbins is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. Pursuant to the terms of his employment agreement, if Mr. Robbins’s employment is terminated by the Company without cause (as defined in his employment agreement) or by Mr. Robbins for good reason (as defined in his employment agreement), Mr. Robbins will receive any base salary through the date of termination, unpaid expense reimbursements, unused vacation accrued through the date of termination, and any vested benefits under any employee benefit plan through the date of termination. Additionally, subject to Mr. Robbins’s execution of a release of potential claims against the Company, Mr. Robbins will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a monthly cash payment for 12 months for medical and dental benefits or Mr. Robbins’s COBRA health continuation period, whichever ends earlier, (iii) a lump sum in cash in an amount equal to 100% of Mr. Robbins’s target bonus for the then-current year, and (iv) acceleration of vesting on any time-based options in which Mr. Robbins would have vested if he had remained employed for an additional 12 months. However, in the event that Mr. Robbins’s employment is terminated by the Company without cause, or Mr. Robbins terminates his employment with the Company for good reason, in either case for a period of 90 days prior to or 12 months following the occurrence of a change in control (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Mr. Robbins’s execution of a release of potential claims against the Company, Mr. Robbins will be entitled to receive: (i) a lump sum in cash in an amount equal to 18 months of base salary, (ii) a lump sum in cash in an amount equal to 150% of Mr. Robbins’s target bonus for the then-current year, (iii) a monthly cash payment for 18 months for medical and dental benefits or Mr. Robbins’s COBRA health continuation period, whichever ends earlier, and (iv) acceleration of vesting on any options.

Charles Wilson, Ph.D. Dr. Wilson resigned as Chief Executive Officer effective as of October 23, 2020 and terminated his employment with the Company as of October 30, 2020 (the Wilson Separation Date). In connection with Dr. Wilson’s departure, the Company and Dr. Wilson entered into a Separation Agreement (the Wilson Separation Agreement). Pursuant to the Wilson Separation Agreement, in exchange for granting and not revoking a customary release agreement after the Wilson Separation Date, Dr. Wilson received (i) severance pay in an amount equal $860,737, (ii) an amount equal to 150% of his target bonus, which equates to $430,369 and (iii) $24,305 as reimbursement for COBRA premiums for health benefit coverage. Additionally, all equity awards held by Dr. Wilson became vested and exercisable or non-forfeitable as of the Wilson Separation Date.

John Green. On June 30, 2020, John Green was promoted from Vice President of Finance and Controller to Chief Financial Officer, effective as of July 4, 2020. In connection therewith, the Company entered into an employment agreement with Mr. Green providing for “at will” employment. Mr. Green’s employment agreement was amended effective as of October 13, 2020. Pursuant to the terms of his employment agreement, as amended, Mr. Green is entitled to an annual base salary of $ 401,450 ($350,000 prior to the amendment). Mr. Green is also eligible for annual incentive compensation targeted at 40% of his base salary. Mr. Green is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. Pursuant to the terms of his employment agreement, if Mr. Green’s employment is terminated by us without cause (as defined in his employment agreement) or by Mr. Green for good reason (as defined in his employment agreement), Mr. Green will receive any base salary through the date of termination, unpaid expense reimbursements, unused vacation accrued through the date of termination, and any vested benefits under any employee benefit plan through the date of termination. Additionally, subject to Mr. Green’s execution of a release of potential claims against us, Mr. Green will be entitled to receive: (i) a lump sum in cash in an amount equal to nine months of base salary, (ii) a monthly cash payment for nine months for medical and dental benefits or Mr. Green’s COBRA health continuation period, whichever ends earlier, and (iii) acceleration of vesting on any Options in which Mr. Green would have vested if he had remained employed for an additional nine months. However, in the event that Mr. Green’s employment is terminated by us without cause, or Mr. Green terminates his employment with us for good reason, in either case within 12 months following the occurrence of a change in control (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Mr. Green’s execution of a release of potential claims against us, Mr. Green will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a lump sum in cash in an amount equal to 100% of Mr. Green’s target bonus for the then-current year, (iii) a monthly cash payment for 12 months for medical and dental benefits or Mr. Green’s COBRA health continuation period, whichever ends earlier, and (iv) acceleration of vesting on any Options.

Jessica Sachs. As of February 1, 2021, Jessica Sachs’s employment agreement provides for “at will” employment. Pursuant to the terms of her employment agreement, Dr. Sachs is entitled to an annual base salary of $460,000. Dr. Sachs is also eligible for annual incentive compensation targeted at 40% of her base salary. Dr. Sachs is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. Pursuant to the terms of her employment agreement, if Dr. Sachs’s employment is terminated by us without cause (as defined in her employment agreement) or by Dr. Sachs for good reason (as defined in her employment agreement), Dr. Sachs will receive any base salary through the date of termination, unpaid expense reimbursements, unused vacation accrued through the date of termination, and any vested benefits under any employee benefit plan through the date of termination. Additionally, subject to Dr. Sachs’s execution of a release of potential claims against us, Dr. Sachs will be entitled to receive: (i) a lump sum in cash in an amount equal to nine months of base salary, (ii) a monthly cash payment for nine months for medical and dental benefits or Dr. Sachs’s COBRA health continuation period, whichever ends earlier, and (iii) acceleration of vesting on any time-based Options in which Dr. Sachs would have vested if she had remained employed for an additional nine months. However, in the event that Dr. Sachs’s employment is terminated by us without cause, or Dr. Sachs terminates her employment with us for good reason, in either case within 12 months following the occurrence of a change in control (as defined in her employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Dr. Sachs’s execution of a release of potential claims against us, Dr. Sachs will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a lump sum in cash in an amount equal to 100% of Dr. Sachs’s target bonus for the then-current year, (iii) a monthly cash payment for 12 months for medical and dental benefits or Dr. Sachs’s COBRA health continuation period, whichever ends earlier, and (iv) acceleration of vesting on any time-based Options. During fiscal year 2020, Dr. Sachs served as both an employee and a consultant. While serving as an employee, Dr. Sachs’s annual base salary in effect during 2020 was $434,400 and her annual incentive compensation opportunity was targeted at 40%. Effective August 21, 2021 (the Sachs Separation Date), the Company changed Dr. Sachs’s employment status by entering into a Separation Agreement (the Sachs Separation Date) but Dr. Sachs continued to serve as our Chief Medical Officer as our consultant at the rate of $525 per hour. Pursuant to the Sachs Separation Agreement, in exchange for granting and not revoking a customary release agreement after the Sachs Separation Date, Dr. Sachs received (i) severance pay in an amount equal $434,400 and (ii) an amount equal to 100% of her target bonus, which equates to $173,760. Pursuant to the terms of the Sachs Separation Agreement, Dr. Sachs was also eligible to receive reimbursement of COBRA premiums for health benefit coverage for up to twelve months, in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to Dr. Sachs had she remained employed with the Company, but Dr. Sachs did not elect COBRA continuation. Additionally, all equity awards held by Dr. Sachs became vested and exercisable or non-forfeitable as of the Separation Date.

Additional Narrative Disclosure

401(k) Plan. We maintain the Cogent Biosciences, Inc.  401(k) Plan, a tax-qualified retirement plan for our employees. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended, so that contributions to the 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan.

Health and Welfare Benefits. All of our full-time employees, including our executive officers, are eligible to participate in certain medical, disability and life insurance benefit programs offered by us. We pay the premiums for term life insurance and long-term disability for all of our employees, including our executive officers. We also provide all employees, including executive officers, with a flexible spending account plan, an employee stock purchase plan and paid time off benefits including, vacation, sick time and holidays. We do not sponsor any qualified or non-qualified defined benefit plans for any of our employees or executives.

Other Retirement Benefits. We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

DIRECTOR COMPENSATION

Outside Director Compensation Policy

We adopted a policy for compensating our non-employee directors with a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Annual Retainer
Board of Directors:
All nonemployee members	$35,000
Additional retainer for Non-Executive Chairman of the Board	$30,000
Audit Committee:
Chairman	$15,000
Non-Chairman members	$7,500
Compensation Committee:
Chairman	$10,000
Non-Chairman members	$5,000
Nominating and Corporate Governance Committee:
Chairman	$8,000
Non-Chairman members	$4,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.

Pursuant to our director compensation policy, directors are given the opportunity to elect to receive all or a portion of their retainer and committee fees in the form of an equity award of (a) unrestricted shares having a grant date fair value equal to the amount (or portion thereof) of such retainer and committee fees or (b) fully vested stock options to purchase common stock based on the Black-Scholes option-pricing model as of the date of grant. Any such election must be made (i) for any continuing non-employee director, before the start of the calendar year with respect to any cash compensation for such calendar year and (ii) for any new non-employee director, within 30 days of her or his election to the board of directors. Any such stock options are vested upon grant and expire ten years from the date of grant.

In addition, our director compensation policy provides that each new non-employee director elected to our board of directors receives an initial, one-time stock option grant to purchase 37,500 shares of our common stock (Initial Award), which vests in equal monthly installments over three years, subject to continued service as a member of the board of directors. In addition, each continuing non-employee member of the board, other than a director receiving an Initial Award, receives, at the time of the Company’s annual meeting, an annual equity grant of options to purchase 18,750 shares of our common stock, which vests in full upon the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the Company’s stockholders, subject to continued service as a member of the board of directors through such date.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Fiscal Year 2020 Director Compensation Table

The table below shows all compensation paid to or earned by our non-employee directors during the fiscal year ended December 31, 2020. Executives who serve as directors do not receive any compensation for service as a director.  The compensation received by Mr. Robbins and Dr. Wilson for their services to us during 2020 as our chief executive officers is presented in the 2020 Summary Compensation Table in “Executive Compensation” above.

Name	Fees Earned or Paid In Cash ($)(1)	Option Awards ($)(2)(3)	Total($)
Jörn Aldag (4)	$25,000	$6,154	$31,154
Bruce Booth, D.Phil. (4)	$38,250	$6,154	$44,404
Chris Cain, Ph.D.	$20,000	$54,688	$74,688
Peter Harwin	$38,250	$54,688	$92,938
Karen Ferrante, M.D.	$48,000	$6,154	$54,154
Arlene Morris	$54,500	$6,154	$60,654
Matthew Ros	$47,000	$6,154	$53,154

(1)

Amounts represent fees earned in cash for services rendered by each member of the board of directors. Mr. Aldag, Dr. Booth, Dr. Ferrante and Mr. Ros elected to receive their cash compensation in the form of fully vested options to purchase our common stock.

(2)

Amounts shown reflect the grant date fair value of option awards granted during 2020. The grant date fair value was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (ASC Topic 718), disregarding the effect of estimated forfeitures related to service-based vesting. See note 10 to the financial statements in this annual report on Form 10-K regarding assumptions we made in determining the fair value of option awards.

(3)

As of December 31, 2020, our non-employee directors held the outstanding options to purchase the following number of shares of common stock: Mr. Aldag – 58,247, Dr. Booth – 66,434, Dr. Cain – 7,165, Mr. Harwin – 7,165, Dr. Ferrante – 54,090, Ms. Morris – 10,748 and Mr. Ros – 43,488. On July 6, 2020, in connection with the Merger, all stock options held by our then-current directors, which included all of the directors in the table above other than Mr. Harwin and Dr. Cain, had their vesting schedules fully accelerated. The value of accelerated options, measured as described above in footnote (2) to the Summary Compensation Table, was $22,501 for each of Mr. Aldag, Dr. Booth and Dr. Ferrante and $24,094 for each of Ms. Morris and Mr. Ros.  These amounts are separate from the 2020 compensation disclosed in the table above.

(4)	Mr. Aldag and Dr. Booth ceased to serve on the board of directors as of July 6, 2020.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of our Board or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, regarding beneficial ownership of our equity interests as of March 12, 2021 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding equity interests (our 5% and Greater Stockholders);
•	each of our directors;
•	each of our NEOs; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on Company records and stockholder filings with the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership represents voting or investment power with respect to our securities. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after the date of this table. Except as otherwise noted, to our knowledge and subject to applicable community property rules, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned.

The percentage ownership information shown in the table below is based on 37,194,267 shares of our common stock outstanding as of the date of this table (plus, as to any particular beneficial owner, any shares as to which such person has the right to acquire beneficial ownership within 60 days). Unless otherwise indicated, the address of each beneficial owner listed in this table is 200 Cambridge Park Drive, Suite 2500, Cambridge, Massachusetts 02140.

	Shares beneficially owned
Name and address of beneficial owner	Number	Percentage
5% Stockholders:
Entities affiliated with Fairmount Funds Management LLC (1)	8,903,410	19.99%
Entities affiliated with Venrock Healthcare Capital Partners II, L.P. (2)	4,007,068	9.99%
Entities affiliated with Atlas Venture Fund IX, L.P. (3)	3,757,196	9.38%
Entities affiliated with Biotechnology Value Fund, L.P. (4)	3,114,532	8.03%
Entities affiliated with RTW Investments, LP (5)	1,988,750	5.08%
Named Executive Officers and Directors:
Andrew Robbins (6)	19,700	*
Charles Wilson, Ph.D.	-	*
John Green (7)	56,477	*
Jessica Sachs, M.D. (8)	107,378	*
Chris Cain, Ph.D. (9)	1,592	*
Karen Ferrante, M.D. (10)	55,665	*
Peter Harwin (11)	1,592	*
Arlene Morris (12)	10,748	*
Matthew Ros (13)	45,129	*
Todd Shegog (14)	2,083	*
All current executive officers and directors as a group (9 persons) (15)	300,364	*

*	Represents beneficial ownership of less than one percent.

(1)

Based on Company records and the Schedule 13D filed by Fairmount Funds Management LLC with the SEC on July 9, 2020, adjusted to reflect the 1-for-4 reverse stock split effective November 2020.  Includes (i) 1,272,124 shares of common stock held by Fairmount Healthcare Fund II LP, (ii) 286,851 shares of common stock held by Fairmount Healthcare Fund LP, (iii) 7,341,250 shares of common stock issuable upon conversion of 29,365 shares of Series A Preferred Stock and (iv) 3,184 shares of common stock underlying options exercisable within 60 days of the date of this table. Excludes an estimated 9,509,066 shares of common stock issuable upon conversion of an estimated 38,036 shares of Series A Preferred Stock, the conversion of which is subject to a beneficial ownership limitation of 19.99% of the outstanding common stock. Fairmount Healthcare Fund GP LLC is the general partner of Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II GP LLC is the general partner of Fairmount Healthcare Fund II LP. Fairmount Funds Management LLC is the investment manager of Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP. Fairmount Funds Management LLC, as the investment manager, along with Fairmount Healthcare Fund GP LLC and Fairmount Healthcare Fund II GP LLC, as the general partners, exercise voting and investment power over Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP. The address for the beneficial owners is 2001 Market Street, Suite 2500, Philadelphia, Pennsylvania 19103.

(2)

Based on Company records and the Schedule 13G/A filed by Venrock Healthcare Capital Partners II, L.P. with the SEC on August 19, 2020, adjusted to reflect the 1-for-4 reverse stock split effective November 2020. Includes (i) 287,775 shares of common stock owned by Venrock Healthcare Capital Partners II, L.P., (ii) 116,611 shares of common stock owned by VHCP Co-Investment Holdings II, LLC, (iii) 622,260 shares of common stock owned by Venrock Healthcare Capital Partners III, L.P., and (iv) 62,171 shares of common stock owned by VHCP Co-Investment Holdings III, LLC. Excludes an estimated 490,750 shares of common stock issuable upon conversion of an estimated 1,963 shares of Series A Preferred Stock, the conversion of which is subject to a beneficial ownership limitation of 9.99% of the outstanding common stock. VHCP Management II, LLC is the general partner of Venrock Healthcare Capital Partners II, L.P. and the manager of VHCP Co-Investment Holdings II, LLC. VHCP Management III, LLC is the general partner of Venrock Healthcare Capital Partners III, L.P. and the manager of VHCP Co-Investment Holdings III, LLC. Messrs. Nimish Shah and Bong Koh are the voting members of VHCP Management II, LLC and VHCP Management III, LLC. The address for the individuals and entities listed above is 3340 Hillview Avenue, Palo Alto, California 94304.

(3)

Based on Company records and the Schedule 13G/A filed by Atlas Venture Fund IX, L.P. with the SEC on February 2, 2021. Includes an estimated 2,841,000 shares of common stock issuable upon conversion of an estimated 11,364 shares of Series A Preferred Stock. The shares are held directly by Atlas Venture Fund IX, L.P. The general partner of Atlas Venture Fund IX, L.P. (“Atlas IX”) is Atlas Venture Associates IX, L.P. (“AVA IX LP”). Atlas Venture Associates IX, LLC (“AVA IX LLC”) is the general partner of AVA IX L.P. Each of AVA IX L.P. and AVA IX LLC disclaims beneficial ownership of the shares held by Atlas Venture Fund IX, L.P., except to the extent of its pecuniary interest therein, if any. Each of Atlas IX, AVA IX L.P. and AVA IX LLC have shared voting power with respect to the shares owned by Atlas IX. The address of Atlas Venture Fund IX, L.P., AVA IX LP, and AVA IX LLC is 46 Wareham Street, Boston, MA 02118.

(4)

Information herein is based on a Schedule 13G filed by Biotechnology Value Fund, L.P. (“BVF”) with the SEC on February 11, 2021. Consists of (i) 1,696,450 shares of common stock, including 826,000 shares of common stock issuable upon the conversion of 3,304 shares of Series A Preferred Stock held by BVF, (ii) 1,194,406 shares of common stock, including 615,250 shares of common stock issuable upon the conversion of 2,461 shares of Series A Preferred Stock held by Biotechnology Value Fund II, L.P. (“BVF2”), (iii) 185,668 shares of common stock, including 104,500 shares issuable upon the conversion of 418 shares of Series A Preferred Stock held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) and (iv) shares of common stock beneficially owned by a certain partners managed account (the “Partners Managed Account”). BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the shares of common stock beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the shares of common stock beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the shares of common stock beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the shares of common stock beneficially owned by BVF and BV2. BVF Partners L.P. (“Partners”), as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the shares of common stock beneficially owned by BVF, BVF2, Trading Fund OS and the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the shares of common stock beneficially owned by Partners. Mr. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares of common stock beneficially owned by BVF Inc. BVF GP disclaims beneficial ownership of the securities beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the securities beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the securities beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the securities beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the securities beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Account. BVF and BVF GP have shared voting power with respect to the shares of common stock beneficially owned by BVF. BVF2 and BVF2 GP have shared voting power with respect to the shares of common stock beneficially owned by BVF2. Trading Fund OS GP and Partners OS have shared voting power with respect to the shares of common stock beneficially owned by Trading Fund OS. BVF GPH has shared voting power with respect to the shares of common stock beneficially owned by BVF and BVF2. Mr. Lampert, Partners and BVF Inc. have shared voting power with respect to the shares of common stock beneficially owned by BVF, BVF2, Trading Fund OS and the Partners Managed Account. The address of each of BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc. and Mr. Lampert is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The address of each of Partners OS and Trading Fund OS is PO Box 309 Ugland House Grand Cayman, KY1-1104, Cayman Islands.

(5)

Information herein is based on a Schedule 13G filed by RTW Investments, LP (“RTW Investments”) with the SEC on February 12, 2021. The shares are issuable upon the conversion of 7,955 shares of Series A Preferred Stock and held by RTW Master Fund, Ltd.

(“Master Fund”) and one or more private funds (together the “Funds”) managed by RTW Investments. Mr. Roderick Wong is the managing partner of RTW Investments. RTW Investments, in its capacity as the investment manager of the Funds, and Mr. Wong have the shared power to vote and the power to direct the disposition of all shares held by the Funds. Master Fund has shared voting power with respect to the 1,396,250 shares of common stock beneficially owned by it. Mr. Wong and each of the foregoing entities disclaim beneficial ownership of the shares held by the aforementioned funds except to the extent of their pecuniary interest therein. The address of RTW Investments and Mr. Wong is 40 10th Avenue Floor 7 New York, New York 10014. The address of RTW Master Fund, Ltd. is 190 Elgin Avenue, George Town, Grand Cayman KY1-9001, Cayman Islands.

(6)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(7)	Includes 34,823 shares of common stock underlying options exercisable within 60 days of the date of this table.
(8)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(9)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(10)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(11)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(12)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(13)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(14)	Consists entirely of shares of common stock underlying options exercisable within 60 days of the date of this table.
(15)	Includes 278,710 shares of common stock underlying options exercisable within 60 days of the date of this table.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders(1)	1,392,428	$11.24	420,683
Equity compensation plans not approved by stockholders(2)	1,860,605	$11.16	1,889,395
Total	3,253,033	$11.19	2,310,078

(1)	Includes the following plans: our 2018 Stock Option and Incentive Plan and our 2018 Employee Stock Purchase Plan.
(2)

Includes our 2020 Inducement Plan. The 2020 Inducement Plan was adopted by the Board in October 2020. A total of 3,750,000 shares of common stock have been reserved for issuance under the 2020 Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in our common stock or capital structure. The purpose of the 2020 Inducement Plan is to secure and retain the services of eligible employees, to provide incentives for such eligible employees to exert maximum efforts for the success of the Company, and to provide such eligible employees an opportunity to benefit from increases in value of the Company’s common stock through the granting of certain stock awards. The Inducement Plan was approved by our Compensation Committee without stockholder approval pursuant to Nasdaq Stock Market Listing Rule 5635(c)(4), and is utilized exclusively for the grant of stock awards to individuals who were not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company) as an inducement material to such individual’s entry into employment with the Company, within the meaning of Nasdaq Listing Rule 5635(c)(4). The 2020 Inducement Plan is administered by our Compensation Committee. Stock awards under the 2020 Inducement Plan may only be granted by: (i) the Compensation Committee, (ii) another committee of the Board composed solely of at least two members of the Board who meet the requirements for independence under the Nasdaq Stock Market Listing Rules (the “Independent Directors”), or (iii) at the Board level by at least a majority of the Independent Directors (the foregoing subsections (i), (ii) and (iii) are collectively referred to as the “Committee”). The Committee may choose to grant (i) nonstatutory stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards, and (v) other stock awards to eligible recipients, with each grant to be evidenced by an award agreement setting forth the terms and conditions of the grant as determined by the Committee in accordance with the terms of the 2020 Inducement Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy

Our Board has adopted a written related person transactions policy providing that transactions with our directors or executive officers or any beneficial owners of 5% of any class of our voting capital stock or and affiliate or immediate family member thereof, each a related person, must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. In determining whether to approve any such transaction, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar amount involved in the related person transaction;
•	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose, and the potential benefits to us, of the related-party transaction; and
•

any other information regarding the related-party transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Certain Relationships and Transactions

The following is a summary of each transaction or series of similar transactions since January 1, 2019 to which we were a party in which:

•	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
•

any of our directors or executive officers or any beneficial owners of 5% of any class of our voting capital stock or and affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation” or that were approved by our Compensation Committee.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to such securities.

Limitation of Liability. Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except in certain circumstances. Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

Indemnification. Our bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions. In addition, we have entered into and in the future plan to enter into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Director Independence

Nasdaq listing rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the Company or any of its subsidiaries or affiliates.

Our Board undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Dr. Cain, Mr. Harwin, Dr. Ferrante, Ms. Morris, Mr. Ros and Mr. Shegog qualify as “independent directors” as defined by the Nasdaq listing rules. Mr. Robbins is not independent by virtue of his employment with the company. Our Board also determined that each of the directors currently serving on the audit committee (Mr. Harwin, Ms. Morris, Mr. Ros and Mr. Shegog) and the compensation committee (Dr. Cain, Dr. Ferrante and Ms. Morris) satisfy the independence standards for audit committees and compensation committees, as applicable, established by SEC and Nasdaq listing rules.

In making such determinations, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director and any association of our directors with holders of more than 5% of our common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP is our independent registered public accounting firm for the year ended December 31, 2020 and 2019. The following table summarizes the fees billed by them to us for each of the last two fiscal years. All of such services and fees were pre-approved by our Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	2020	2019
Audit fees (1)	$948,000	$588,700
Audit-related fees (2)	—	—
Tax fees (3)	100,000	20,000
All other fees (4)	2,800	2,756
Total fees	$1,050,800	$611,456

(1)

Audit fees consist of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, and comfort letters, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of services associated with consultations on matters directly related to the audit.
(3)	Tax Fees consist of fees for tax compliance, advice and tax services.
(4)	All other fees consist of fees for products and services other than disclosed above.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm in order to ensure that these services do not impair the auditor’s independence. In accordance with these policies and procedures, we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below. The audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 64 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

3.	Exhibits

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit Number	Description

2.1

Agreement and Plan of Merger among the Registrant, Utah Merger Sub 1 LLC, Utah Merger Sub 2 LLC and KIQ LLC, dated as of July 6, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-K (File No. 001-38443) filed on July 6, 2020) (1)

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed on March 19, 2018)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-K (File No. 001-38443) filed on October 5, 2020)

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-K (File No. 001-38443) filed on October 5, 2020)

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-K (File No. 001-38443) filed on November 9, 2020)

3.5

Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-K (File No. 001-38443) filed on July 6, 2020)

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.2	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.3#

Employment Agreement between the Registrant and Charles Wilson (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed March 19, 2018)

10.4*#	Cogent Biosciences, Inc. 2018 Stock Option and Incentive Plan and forms of award agreements thereunder

10.5*#	Cogent Biosciences, Inc. 2018 Employee Stock Purchase Plan

10.6*#	Amended and Restated Cogent Biosciences, Inc. Non-Employee Director Compensation Policy

10.7#

Employment Agreement dated as of June 17, 2019 between the Registrant and Matthew Osborne (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38443) filed on August 12, 2019)

10.8#

Employment Agreement dated as of July 15, 2019 between the Registrant and Jessica Sachs (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 12, 2019)

10.9#

Consulting Agreement dated as of July 25, 2019 between the Registrant and Michael Vasconcelles (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 12, 2019)

10.10

Purchase Agreement dated as of March 19, 2020 between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed March 20, 2020)

10.11

Registration Rights Agreement dated as of March 19, 2020 between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed March 20, 2020)

10.12

Securities Purchase Agreement among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K (File No. 001-38443) filed on July 6, 2020) (1)

10.13

Registration Rights Agreement between the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.14#

Employment Agreement dated as of July 6, 2020, between Unum Therapeutics Inc. and John L. Green (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.15#

Amendment to Employment Agreement dated as of July 6, 2020, between Unum Therapeutics Inc. and Charles Wilson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.16#

Amendment to Employment Agreement dated as of July 6, 2020, between Unum Therapeutics Inc. and Jessica Sachs (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.17

Contingent Value Rights Agreement dated as of August 6, 2020 among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on August 10, 2020)

10.18	License Agreement between KIQ LLC and Plexxikon Inc. dated as of May 27, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q/A (File No. 001-38443) filed on October 6, 2020)

10.19

Asset Purchase Agreement dated as of August 28, 2020 among the Registrant, Sotio, LLC and Sotio N.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.20#

Employment Agreement dated as of October 23, 2020, between Cogent Biosciences, Inc. and Andrew Robbins (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q  (File No. 001-38443) filed on November 9, 2020)

10.21#

Separation Agreement dated as of October 22, 2020 between Cogent Biosciences, Inc. and Charles Wilson (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 26, 2020)

10.22#

Cogent Biosciences, Inc. 2020 Inducement Plan and form of option award agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 26, 2020)

10.23#

Amendment to Employment Agreement dated as of October 19, 2020 between Cogent Biosciences, Inc. and John Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 23, 2020)

10.24*#	Employment Agreement dated as of February 1, 2021, between Cogent Biosciences, Inc. and Jessica Sachs

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	XBRL Instance Document.

101SCH*	XBRL Taxonomy Extension Schema Document.

101CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensation plan.
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

†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cogent Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2021	COGENT BIOSCIENCES, INC.

	By:	/s/ Andrew Robbins
Andrew Robbins
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2021:

Signature	Title(s)

/s/ Andrew Robbins Andrew Robbins	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ John Green John Green	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chris Cain Chris Cain	Director

/s/ Karen Ferrante Karen Ferrante, M.D.	Director

/s/ Peter Harwin Peter Harwin	Director

/s/ Arlene Morris Arlene Morris	Director

/s/ Matthew Ros Matthew Ros	Director

/s/ Todd Shegog Todd Shegog	Director