Form 10-Q
period 2021-03-31
Cogent Biosciences, Inc.
filed 2021-05-12
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2021, there were 38,410,267 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

i

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

ii

Cogent Biosciences, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$230,739	$242,190
Prepaid expenses and other current assets	1,330	2,722
Total current assets	232,069	244,912
Operating lease, right-of-use asset	4,169	4,615
Property and equipment, net	117	134
Restricted cash	1,255	1,255
Total assets	$237,610	$250,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$315	$732
Accrued expenses and other current liabilities	2,750	4,779
CVR liability (Note 3)	3,060	5,531
Operating lease liability	2,117	2,052
Total current liabilities	8,242	13,094
Operating lease liability, net of current portion	2,605	3,155
Total liabilities	10,847	16,249
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 113,835 and 132,244 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	94,681	110,881
Common stock, $0.001 par value; 150,000,000 shares authorized; 37,194,267 shares and 32,347,905 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	37	32
Additional paid-in capital	342,473	322,454
Accumulated deficit	(210,428)	(198,700)
Total stockholders’ equity	226,763	234,667
Total liabilities and stockholders' equity	$237,610	$250,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$—	$7,031
Operating expenses:
Research and development	8,213	9,498
General and administrative	4,587	3,674
Total operating expenses	12,800	13,172
Loss from operations	(12,800)	(6,141)
Other income:
Interest income	125	47
Other income	604	—
Change in fair value of CVR liability	343	—
Total other income	1,072	47
Net loss and comprehensive loss	$(11,728)	$(6,094)
Net loss per share attributable to common shareholders, basic and diluted	$(0.34)	$(0.81)
Weighted average common shares outstanding, basic and diluted	34,879,296	7,534,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(18,409)	(16,200)	4,602,250	5	16,195	—	—
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	2,043
Issuance of common stock for services	—	—	31,683	—	260	—	260
Stock-based compensation expense	—	—	—	—	1,521	—	1,521
Net loss	—	—	—	—	—	(11,728)	(11,728)
Balances at March 31, 2021	113,835	$94,681	37,194,267	$37	$342,473	$(210,428)	$226,763

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	7,665,763	$8	$155,646	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	—	—	51,823	—	38	—	38
Issuance of common stock under Employee Stock Purchase Plan	—	—	14,252	—	35	—	35
Issuance of common stock to LPC as a commitment fee	—	—	181,595	—	262	—	262
Acquisition and retirement of treasury stock	—	—	(207,961)	—	(808)		(808)
Stock-based compensation expense	—	—	—	—	507	—	507
Net loss	—	—	—	—	—	(6,094)	(6,094)
Balances at March 31, 2020	—	$—	7,705,472	$8	$155,680	$(129,986)	$25,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,728)	$(6,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17	295
Stock-based compensation expense	1,781	769
Noncash consideration received from a customer	—	(808)
Change in fair value of CVR liability	(343)	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,000
Prepaid expenses and other current assets	1,392	(414)
Operating lease, right-of-use asset	446	356
Other assets	—	427
Accounts payable	(417)	(2,555)
Accrued expenses and other current liabilities	(2,029)	(1,008)
Operating lease liability	(485)	(387)
Deferred revenue	—	(474)
Net cash used in operating activities	(11,366)	(7,893)
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	38
Proceeds from issuance of stock from employee stock purchase plan	—	35
Payment to CVR Holders	(85)	—
Net cash provided by (used in) financing activities	(85)	73
Net decrease in cash, cash equivalents and restricted cash	(11,451)	(7,820)
Cash, cash equivalents and restricted cash at beginning of period	243,445	38,679
Cash, cash equivalents and restricted cash at end of period	$231,994	$30,859
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	$16,200	$—
Issuance of shares in partial settlement of CVR liability	$2,043	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is CGT9486, a selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. CGT9486 is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company was incorporated in March 2014 under the laws of the State of Delaware. On October 2, 2020 the Company filed an amendment to its certificate of incorporation to change its name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, the Company’s common stock began trading under the ticker symbol “COGT” and the new CUSIP for the Company’s common stock is 19240Q 201.

As announced on March 2, 2020, the Company initiated a reduction in force that resulted in the termination of approximately 60% of the Company’s employee workforce, or 43 employees. These reductions were substantially completed by the end of first quarter of 2020 and all were completed by the end of 2020. The reduction in force was approved in connection with the Company’s restructuring plans to prioritize resources towards advancing its legacy preclinical program.

On July 6, 2020, the Company completed its asset acquisition of Kiq Bio LLC (“Kiq”) (the “Kiq Acquisition”), in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), signed and closed on July 6, 2020. Under the terms of the Merger Agreement, at the closing of the Merger, the Company issued the securityholders of Kiq 1,558,975 shares of common stock and 44,687 shares of Series A Preferred Stock.

On July 9, 2020, the Company completed a Private Investment in Public Equity (“PIPE”) of 118,638 Series A Non-Voting Convertible Preferred Stock to new and existing investors in exchange for gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs.

On August 28, 2020, the Company sold its assets, rights and interests relating to its Bolt-on Chimeric Receptor (“BOXR”) technology and Autologous Cell Therapy Industrial Automation (“ACTIA”) technology (collectively, the “BOXR Platform”), to Sotio LLC (“Sotio”) (the “BOXR Platform Transaction”), pursuant to an asset purchase agreement by and among the Company, Sotio and Sotio NV as Guarantor (the “BOXR Platform Purchase Agreement”). Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay the Company total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 on the Closing Date and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office. No amounts related to the potential future milestone payments to be received from Sotio have been recognized as of March 31, 2021.

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the impact of COVID-19, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $11.7 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $210.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 have been made. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mono, Inc. and Kiq Bio LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of the CVR liability and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of March 31, 2021, there have been no material impacts to the Company. As the impacts of COVID-19 continue to unfold, the Company will continually assess the impacts, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$486	$—	$486
Total Assets	$—	$486	$—	$486
Liabilities:
CVR Liability	$—	$—	$3,060	$3,060
Total Liabilities	$—	$—	$3,060	$3,060

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$486	$—	$486
Total Assets	$—	$486	$—	$486
Liabilities:
CVR Liability	$—	$—	$5,531	$5,531
Total Liabilities	$—	$—	$5,531	$5,531

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

On July 6, 2020, the Company issued a non-transferrable CVR, which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors. Holders of the CVR are entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy cell therapy assets for a period of three years from July 2020. On August 28, 2020, the Company sold the BOXR Platform and subsequently sold additional fixed assets, triggering the CVR payment and, per the terms of the CVR agreement, the payment will be made in shares or cash, depending on the timing of cash receipt. The Company classifies the CVR as a liability on its condensed consolidated balance sheet.

The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the BOXR platform, ACTR platform and other fixed assets based on assumptions at the date of the CVR issuance and as of December 31, 2020, less certain permitted deductions. The number of common shares is determined by dividing the proceeds by the closing price of the Company’s stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date was used to determine the fair value of the share payments included in the CVR liability. The liability measured at the date of issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three month period ended March 31, 2021. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In November 2020, the Company issued 707,938 CVR shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR. At March 31, 2020, the Company had no financial liabilities outstanding measured at fair value.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability:

For the Three Months Ended March 31, 2021
Beginning balance	$5,531
Fair value at CVR issuance	—
Change in fair value	(343)
CVR settlement	(2,128)
Ending balance	$3,060

During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$587	$1,443
Accrued external research and development expense	666	2,191
Accrued external manufacturing costs	382	161
Other	1,115	984
	$2,750	$4,779

5. Collaboration Agreement

In June 2015, the Company entered into a Collaboration Agreement with Seagen Inc., formerly Seattle Genetics, (“Seagen”) (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, the Company and Seagen agreed to jointly develop two product candidates incorporating our ACTR platform and Seagen’s antibodies.

On January 16, 2020, the Company and Seagen announced that they entered into an agreement to terminate the Collaboration Agreement (the “Termination Agreement”) effective as of January 16, 2020 (the “Termination Effective Date”), pursuant to which the Parties will cease all research, development, manufacturing and other exploitations of any and all research candidates and development candidates under the Collaboration Agreement, including, without limitation, the development candidate ACTR-BCMA and a research candidate.

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

Under the Collaboration Agreement and Termination Agreement, the Company recognized revenue of $7.0 million for the three months ended March 31, 2020. All performance obligations were completed and all remaining revenue was recognized under the Collaboration Agreement and Termination Agreement in 2020.

6. Preferred Stock, Series A Non-Voting Convertible Preferred Stock and Common Stock

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

Each share of Series A Preferred Stock is convertible into shares of common stock at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through March 31, 2021, 49,490 shares of Series A Preferred Stock, or 30.3% of the issued Series A Preferred Stock, have been converted to 12,372,500 shares of common stock. Subsequent to March 31, 2021, an additional 4,864 shares of Series A Preferred stock have been converted to 1,216,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of March 31, 2021.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors. In the event of our liquidation, dissolution or winding up, holders of our common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock. The shares to be issued by us in this offering will be, when issued and paid for, validly issued, fully paid and non-assessable.

On March 19, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC up to $25,000,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 181,595 shares of common stock to LPC as a commitment fee. In 2020, 2,412,870 registered common shares were sold to LPC under the Purchase Agreement for proceeds of $25.0 million. No additional shares may be or have been sold to LPC under the LPC Purchase Agreement.

On September 22, 2020, the Company filed a registration statement on Form S-3 for the registration of (i) 1,558,975 shares of common stock issued in the acquisition of Kiq, (ii) 11,171,750 shares of common stock issuable upon the conversion of 44,687 shares of the Series A Preferred Stock issued in the acquisition of Kiq and (iii) 29,659,500 shares of common stock issuable upon the conversion of 118,638 shares of the Series A Preferred Stock issued in the PIPE, for a total of 42,390,225 shares of common stock.

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

On February 8, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows the Company to sell from time-to-time up to $200.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities, for its own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. As of March 31, 2021, no shares have been sold under the Sales Agreement.

7. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increases on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,293,916 shares effective as of January 1, 2021.

On April 21, 2021, the board of directors approved the amendment and restatement of the 2018 Plan to increase the number of shares of common stock issuable under the 2018 Plan, subject to stockholder approval at the 2021 annual stockholder meeting. During the three months ended March 31, 2021, the board of directors approved grants of 2,880,867 options to employees and non-employee directors, of which, 2,782,918 are subject to stockholder approval at the Company’s 2021 annual stockholder meeting. The options have exercise prices ranging from $7.96 to $12.30, which was the closing price of the Company’s common stock on the dates of grant. The options subject to stockholder approval are not exercisable until such approval is obtained. As no grant date has been established for accounting purposes in accordance with ASC 718 Compensation-Stock Compensation, no stock compensation expense has been recorded for the options subject to stockholder approval.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”).  The board of directors also adopted a form of a form of non-qualified stock option agreement for use with the Inducement Plan.  A total of 3,750,000 shares of common stock of Cogent have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock to be issued pursuant to the Inducement Plan. The Company has issued 2,885,605 options under the inducement plan, of which 1,025,000 were granted in the three months ended March 31, 2021, with exercise prices ranging from $8.78 to $11.16, which was the closing price of the Company’s common stock on the date of grant. As of March 31, 2021, 864,395 shares remain available for issuance. Subsequent to March 31, 2021, the Company issued an additional 135,400 options under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2021. The first six month offering period was initiated on July 1, 2019. As of March 31, 2021, 332,757 shares remain available for future issuance.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$206	$237
General and administrative expenses	1,575	532
Total	$1,781	$769

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

On July 6, 2020, all then outstanding stock options became fully vested in connection with the Kiq Acquisition, resulting in acceleration of stock compensation expense of $2.9 million, which was recognized in the year ended December 31, 2020.

As of March 31, 2021, total unrecognized compensation cost related to the unvested stock-based options, excluding options subject to stockholder approval, was $24.5 million, which is expected to be recognized over a weighted average period of 3.55 years.

8. Commitments and Contingencies

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

The elements of the lease expense, net of sublease income, were as follows (in thousands):

Three Months Ended March 31, 2021
Lease cost
Operating lease cost	$594
Variable lease cost (1)	178
Sublease Income	(604)
Total lease cost	$168

Other information
Cash paid for amounts included in the measurement of lease liabilities	$772
Remaining lease term	2.08
Discount rate	9.50%

(1)	The variable lease costs for the three months ended March 31, 2021 include common area maintenance and other operating charges.

Future minimum lease payments under the operating lease as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,
2021	1,830
2022	2,497
2023	841
Total future minimum lease payments	5,168
Less: imputed interest	446
Total operating lease liability	$4,722
Included in the consolidated balance sheet:
Current operating lease liability	$2,117
Operating lease liability, net of current portion	2,605
Total operating lease liability	$4,722

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

License Agreements

Plexxikon License Agreement

In July 2020, with the closing of the Kiq Acquisition, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize CGT9486 and CGT0206. As initial consideration for the license, Kiq directly paid Plexxikon Inc. an upfront payment of $1.0 million in cash, which was paid prior to the closing of the Kiq Acquisition. Under the terms of the License Agreement, the Company is required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25 million upon the satisfaction of certain regulatory milestones.

The Company is also required to pay Plexxikon Inc. tiered royalties ranging from a low-single digit percentage to a high-single digit percentage on annual net sales of products. These royalty obligations last on a product-by-product basis and country-by-country basis until the latest of (i) the date on which there is no validate claim of a licensed Plexxikon Inc. patent covering a subject product in such country or (ii) the 10th anniversary of the date of the first commercial sale of the product in such country. In addition, if the Company sublicenses the rights under the License Agreement, the Company is required to pay a certain percentage of the sublicense revenue to Plexxikon Inc. ranging from mid-double digit percentages to mid-single digit percentages, depending on whether the sublicense is entered into prior to or after certain clinical trial events.

The license agreement will expire on a country-by-country and licensed product-by-licensed product basis until the later of the last to expire of the patents covering such licensed products or services or the 10-year anniversary of the date of first commercial sale of the licensed product in such country. The Licensors may terminate the license agreement within 30 days after written notice in the event of a breach of contract. The Licensors may also terminate the agreement upon written notice in the event of the Company’s bankruptcy, liquidation or insolvency. In addition, the Company has the right to terminate this agreement in its entirety at will upon 90 days’ advance written notice to Plexxikon Inc.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or its consolidated financial statements as of December 31, 2020.

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

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(11,728)	$(6,094)
Net loss attributable to common stockholders	$(11,728)	$(6,094)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,879,296	7,534,187
Net loss per common share, basic and diluted	$(0.34)	$(0.81)

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

	March 31,
	2021	2020
Stock options to purchase common stock	4,154,361	1,026,452
Series A Preferred Stock	28,458,750	—
Unvested restricted common stock units	—	88,371
	32,613,111	1,026,452

The stock options include only those options considered to be outstanding and not subject to stockholder approval. However, the inclusion of options subject to stockholder approval would increase the potential common shares.

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may provide discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.1 million for the three months ended March 31, 2021. The Company did not make any matching contributions during the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is CGT9486, a selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. CGT9486 is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations.

CGT9486 has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for CGT9486 was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual CTOS meeting, and previously by Plexxikon, Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual Connective Tissue Oncology Society (“CTOS”) meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of CGT9486 and sunitinib, and who had not received prior treatment with CGT9486, the confirmed objective response rate (“ORR”) was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive CGT9486 via individual patient INDs beyond the conclusion of the trial.

Based on these results, we are planning an FDA interaction to explore further clinical development of CGT9486 in combination with sunitinib in GIST patients, and plan to initiate an additional clinical study in GIST in the second half of 2021.

In addition to continuing the development of CGT9486 in GIST patients, we are pursuing development of the compound in patients living with Advanced Systemic Mastocytosis (“AdvSM”) and Non-Advanced Systemic Mastocytosis (“Non-AdvSM”). The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, there are no available approved therapies, and while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that the disease is highly sensitive to inhibition of the target. CGT9486 was specifically designed to selectively inhibit KIT mutations on exon 17, including KIT D816V, and we aim to expand the clinical development of this program to treat systemic mastocytosis patients.

The FDA has cleared our Investigational New Drug (“IND”) submission for a Phase 2 study in patients with AdvSM, which remains on track for initiation in the first half of 2021. Subject to feedback from regulatory authorities, we expect to initiate a clinical trial in Non-AdvSM patients in the second half of 2021. We expect to rapidly assess CGT9486 activity in mastocytosis patients by monitoring levels of serum tryptase, a relevant biomarker of disease activity which is elevated in these patients.

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

In addition to our small molecule efforts, we have developed proprietary technologies which enable cell therapy programs targeting cancers utilizing a patient's engineered T cells. Our ACTR (“Antibody-Coupled T cell Receptor”) product candidates incorporate a novel chimeric receptor that are designed to enable a co-administered, tumor-specific antibody to direct T cell targeting toward tumor cells. All ACTR clinical trials are closed to further enrollment. We have completed all closeout activities for 3 of 4 ACTR clinical trials as of March 31, 2021 and we anticipate closing out the last ACTR clinical trial in the first half of 2021.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, our public offerings of our common stock, private placements and payments received under our Collaboration Agreement with Seagen Inc., formerly Seattle Genetics.

On March 19, 2020, we entered into the LPC Purchase Agreement with LPC, pursuant to which we may elect to sell to LPC up to $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Pursuant to the LPC Purchase Agreement, we issued 181,595 shares of common stock to LPC as a commitment fee. In 2020, 2,412,870 registered common shares were sold to LPC under the LPC Purchase Agreement for proceeds of $25.0 million. No additional shares may be or have been sold to LPC under the LPC Purchase Agreement.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $11.7 million for the three months ended March 31, 2021 compared to a net loss of $6.1 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $210.4 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2021, we had cash and cash equivalents of $230.7 million. We expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which has spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We continue to monitor the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict with certainty the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue advancing our product candidate under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain.

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

In June 2015, we entered into the Collaboration Agreement with Seagen. Pursuant to the terms of the Collaboration Agreement, we and Seagen agreed to jointly develop two product candidates incorporating our ACTR platform and Seagen’s antibodies. On January 16, 2020 (the “Termination Date”), we and Seagen announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration (the “Termination Agreement”). Pursuant to terms of the Termination Agreement, among other things, (i) Seagen paid us $5.75 million, (ii) Seagen surrendered, assigned and transferred to us all of its right, title and interest in the 207,961 shares of our common stock owned by Seagen, (iii) we will continue to be responsible for and pay all expenses for the wind-down of the ACTR-BCMA trial and (iv) Seagen paid all research and development costs incurred through the Termination Effective Date. In addition, the exclusivity provisions in the Collaboration Agreement terminate and each party will be free to research, develop and commercialize their individual intellectual property (either by themselves or with third parties, subject to the intellectual property rights of the other party.

All performance obligations were completed and all remaining revenue was recognized under the Collaboration Agreement and Termination Agreement in 2020.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•

expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants, contractors and contract research organizations (“CROs”);

•

the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations (“CMOs”);

•	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•	laboratory supplies and animal care;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•	payments made under third-party licensing agreements.

Our research and development costs include costs for the development of product candidates that were developed with Seagen, and for which we have received reimbursement as specified in our Collaboration Agreement. We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as of a result of the costs associated with the expansion of operations to support our on-going clinical and preclinical activities.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off these gross deferred tax attributes, which were previously fully reserved for, in 2020. As of December 31, 2020, approximately $59.4 million and $3.9 million of federal and state net operating losses, respectively, as well as $14.2 million of future amortization for federal purposes are subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 7, 2020 to December 1, 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration.

We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$—	$7,031	$(7,031)
Operating expenses:
Research and development	8,213	9,498	(1,285)
General and administrative	4,587	3,674	913
Total operating expenses	12,800	13,172	(372)
Loss from operations	(12,800)	(6,141)	(6,659)
Other income (expense):
Interest income	125	47	78
Other income	604	—	604
Change in fair value of CVR liability	343	—	343
Total other income (expense), net	1,072	47	1,025
Net loss	$(11,728)	$(6,094)	$(5,634)

Collaboration Revenue

No collaboration revenue was recognized during the three months ended March 31, 2021. Collaboration revenue recognized during the three months ended March 31, 2020 was $7.0 million. We recognized revenue from the upfront payment we received as well as ongoing reimbursements of research and development costs from Seagen by applying the costs-to-cost method over the performance period.

On January 16, 2020, Cogent and Seagen announced an agreement to terminate the ATTCK-17-01 Phase 1 clinical trial and other research activities under the collaboration. All performance obligations were completed and all remaining revenue was recognized under the Collaboration Agreement and Termination Agreement in 2020.

Research and Development Expenses

Research and development expenses were $8.2 million for the three months ended March 31, 2021, compared to $9.5 million for the three months ended March 31, 2020. The decrease in research and development expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is driven by the conclusion of our legacy cell therapy clinical efforts and the reduction in force in March 2020. These decreases are partially offset by increased costs associated with the development of CGT9486.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $4.6 million, compared to $3.7 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $0.5 million in stock-based compensation expense and facility costs which was partially offset by a decrease in salary expense due to the reduction in force in March 2020.

Interest Income

Interest income for the three months ended March 31, 2021 was $0.1 million, compared to $0.1 million for the three months ended March 31, 2020. The impact of higher average invested balances in the current year was offset by lower interest rates in the current year compared to the prior period.

Other Income

Other income, net was $0.6 million in the three months ended March 31, 2021. Other income represents sublease income recognized resulting from the sublease of a portion of our leased office space. No sublease income was recorded for the three months ended March 31, 2020.

Change in Fair Value of CVR Liability

The change in fair value of CVR liability for the three months ended March 31, 2021, represents the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in partial settlement of the CVR.

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

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with our former collaboration partner. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements.

In 2020, 2,412,870 shares were sold under the LPC Purchase Agreement for proceeds of $25.0 million. No additional shares may be or have been sold to LPC under the terms of the LPC Purchase Agreement.

On July 9, 2020, we completed a PIPE and issued 118,638 Series A Preferred Stock to new and existing investors in exchange gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs.

On December 4, 2020, we completed an underwritten public offering of 11,794,872 shares of our common stock at a public offering price of $9.75 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 1,538,461 additional shares of common stock), or net proceeds from the offering of $107.7 million, after deducting the underwriting discounts and commissions and offering expenses.

As of March 31, 2021, we had cash and cash equivalents of $230.7 million, which we expect will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(11,366)	$(7,893)
Cash provided by (used in) financing activities	(85)	73
Net decrease in cash, cash equivalents and restricted cash	$(11,451)	$(7,820)

Operating Activities

During the three months ended March 31, 2021, operating activities used $11.4 million of cash, primarily resulting from our net loss of $11.7 million and from net cash used by changes in our operating assets and liabilities of $1.1 million, partially offset by net non-cash charges of $1.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $2.4 million decrease in accounts payable and accrued expenses and other current liabilities, and a $0.5 million decrease in operating lease liabilities, partially offset by a $1.4 million decrease in prepaid expenses and other current assets and a $0.5 million decrease in the right-of-use asset.

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

Investing Activities

There were no investing activities for the three months ended March 31, 2021 and 2020, respectively.

Financing Activities

During the three months ended March 31, 2021, net cash used by financing activities was $0.1 million which consisted of the partial settlement of the CVR obligation. During the three months ended March 31, 2020, net cash provided by financing activities was $0.1 million which consisted of the proceeds from the issuance of common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance clinical development of our product candidates and preclinical activities. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash and cash equivalents of $230.7 million as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 16, 2021. The risks described in our Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We had no sales of unregistered equity securities during the period covered by these condensed consolidated financial statements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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
^

Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cogent Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGENT BIOSCIENCES, INC.

Date: May 12, 2021	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)