Form 10-Q
period 2021-06-30
Cogent Biosciences, Inc.
filed 2021-08-16
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 39,848,804 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

•

business interruptions resulting from the coronavirus disease (“COVID-19”) outbreak or similar public health crises, which could cause a disruption to the development of our product candidates and adversely impact our business;

•	the success, cost, and timing of our product development activities and clinical trials;
•	the timing of our planned regulatory submissions to the FDA for our product candidate bezuclastinib, also known as CGT9486;
•

our ability to obtain and maintain regulatory approval for our bezuclastinib product candidate and any other product candidates we may develop, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the potential for our identified research priorities to advance our bezuclastinib product candidate or for our research team to discover additional product candidates;
•

the ability to license additional intellectual property rights relating to our current or future product candidates from third-parties and to comply with our existing or future license agreements and/or collaboration agreements;

•	our ability to commercialize our current and future product candidates in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further discovery, development and commercialization of our existing and future product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the commercialization of our product candidates, if approved;
•	our plans to research, discover, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;

i

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the development and success of competing therapies that are or may become available in clinical trials or commercially;
•	our ability to attract and retain key scientific and management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our use of the proceeds from the private placements, sales of our preferred stock and public offerings of our common stock from time to time; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

ii

Cogent Biosciences, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$218,105	$242,190
Prepaid expenses and other current assets	3,245	2,722
Total current assets	221,350	244,912
Operating lease, right-of-use asset	3,715	4,615
Property and equipment, net	226	134
Restricted cash	1,255	1,255
Other assets	1,970	—
Total assets	$228,516	$250,916
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,992	$732
Accrued expenses and other current liabilities	6,445	4,779
CVR liability (Note 3)	3,060	5,531
Operating lease liability	2,184	2,052
Total current liabilities	13,681	13,094
Operating lease liability, net of current portion	2,031	3,155
Total liabilities	15,712	16,249
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 103,289 and 132,244 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	85,400	110,881
Common stock, $0.001 par value; 150,000,000 shares authorized; 39,830,767 shares and 32,347,905 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	40	32
Additional paid-in capital	354,341	322,454
Accumulated deficit	(226,977)	(198,700)
Total stockholders’ equity	212,804	234,667
Total liabilities and stockholders’ equity	$228,516	$250,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$—	$528	$—	$7,559
Operating expenses:
Research and development	12,388	5,129	20,601	14,627
General and administrative	4,904	2,802	9,491	6,476
Total operating expenses	17,292	7,931	30,092	21,103
Loss from operations	(17,292)	(7,403)	(30,092)	(13,544)
Other income:
Interest income	120	3	245	50
Other income	623	7	1,227	7
Change in fair value of CVR liability	—	—	343	—
Total other income	743	10	1,815	57
Net loss and comprehensive loss	$(16,549)	$(7,393)	$(28,277)	$(13,487)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.95)	$(0.77)	$(1.76)
Weighted average common shares outstanding, basic and diluted	38,441,729	7,777,487	36,670,353	7,655,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(18,409)	(16,200)	4,602,250	5	16,195	—	—
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	2,043
Issuance of common stock for services	—	—	31,683	—	260	—	260
Stock-based compensation expense	—	—	—	—	1,521	—	1,521
Net loss	—	—	—	—	—	(11,728)	(11,728)
Balances at March 31, 2021	113,835	$94,681	37,194,267	$37	$342,473	$(210,428)	$226,763
Conversion of Series A non-voting preferred stock into common stock	(10,546)	(9,281)	2,636,500	3	9,278	—	—
Stock-based compensation expense	—	—	—	—	2,590	—	2,590
Net loss	—	—	—	—	—	(16,549)	(16,549)
Balances at June 30, 2021	103,289	$85,400	39,830,767	$40	$354,341	$(226,977)	$212,804

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	7,665,763	$8	$155,646	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	—	—	51,823	—	38	—	38
Issuance of common stock under Employee Stock Purchase Plan	—	—	14,252	—	35	—	35
Issuance of common stock to LPC as a commitment fee	—	—	181,595	—	262	—	262
Acquisition and retirement of treasury stock	—	—	(207,961)	—	(808)		(808)
Stock-based compensation expense	—	—	—	—	507	—	507
Net loss	—	—	—	—	—	(6,094)	(6,094)
Balances at March 31, 2020	—	$-	7,705,472	$8	$155,680	$(129,986)	$25,702
Issuance of common stock upon exercise of stock options	—	—	85,012	—	62	—	62
Stock-based compensation expense	—	—	—	—	870	—	870
Net loss	—	—	—	—	—	(7,393)	(7,393)
Balances at June 30, 2020	—	$—	7,790,484	$8	$156,612	$(137,379)	$19,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(28,277)	$(13,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31	581
Stock-based compensation expense	4,371	1,639
Noncash consideration received from a customer	—	(808)
Change in fair value of CVR liability	(343)	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,000
Prepaid expenses and other current assets	(523)	(1,440)
Operating lease, right-of-use asset	900	718
Other assets	(1,970)	427
Accounts payable	1,260	(2,551)
Accrued expenses and other current liabilities	1,666	(1,504)
Operating lease liability	(992)	(789)
Deferred revenue	—	(1,003)
Net cash used in operating activities	(23,877)	(16,217)
Cash flows from investing activities:
Purchases of property and equipment	(123)	—
Net cash used in investing activities	(123)	—
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	100
Proceeds from issuance of stock from employee stock purchase plan	—	35
Payment to CVR Holders	(85)	—
Net cash provided by (used in) financing activities	(85)	135
Net decrease in cash, cash equivalents and restricted cash	(24,085)	(16,082)
Cash, cash equivalents and restricted cash at beginning of period	243,445	38,679
Cash, cash equivalents and restricted cash at end of period	$219,360	$22,597
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	$25,481	$—
Issuance of shares in partial settlement of CVR liability	$2,043	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases. The Company was incorporated in March 2014 under the laws of the State of Delaware. On October 2, 2020 the Company filed an amendment to its certificate of incorporation to change its name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, the Company’s common stock began trading under the ticker symbol “COGT” and the new CUSIP for the Company’s common stock is 19240Q 201.

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

On August 28, 2020, the Company sold its assets, rights and interests relating to its Bolt-on Chimeric Receptor (“BOXR”) technology and Autologous Cell Therapy Industrial Automation (“ACTIA”) technology (collectively, the “BOXR Platform”), to Sotio LLC (“Sotio”) (the “BOXR Platform Transaction”), pursuant to an asset purchase agreement by and among the Company, Sotio and Sotio NV as Guarantor (the “BOXR Platform Purchase Agreement”). Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay the Company total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 on the Closing Date and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office. No amounts related to the potential future milestone payments to be received from Sotio have been recognized as of June 30, 2021.

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the impact of COVID-19, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $28.3 million for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $227.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

The Company expects that it will continue to incur significant expenses in connection with its ongoing business activities. The Company will need to seek additional funding through equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements, partnerships, joint ventures, combinations or divestitures of one or more of its assets or businesses. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been made. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Risks and Uncertainties

Impact of the COVID-19 Coronavirus

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The impact of the pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of June 30, 2021, there have been no material impacts to the Company. As the impact of COVID-19 continues to unfold, the Company will make continual assessments of the situation, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
CVR Liability	$—	$—	$3,060	$3,060
Total Liabilities	$—	$—	$3,060	$3,060

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$486	$—	$486
Total Assets	$—	$486	$—	$486
Liabilities:
CVR Liability	$—	$—	$5,531	$5,531
Total Liabilities	$—	$—	$5,531	$5,531

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

The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the BOXR platform, ACTR platform and other fixed assets based on assumptions at the date of the CVR issuance and each subsequent quarterly period end, less certain permitted deductions. The number of common shares is determined by dividing the proceeds by the closing price of the Company’s stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date was used to determine the fair value of the share payments included in the CVR liability. The liability measured at the date of issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In November 2020, the Company issued 707,938 CVR shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR. Any settlement of the remaining CVR liability will be a cash settlement. At June 30, 2020, the Company had no financial liabilities outstanding measured at fair value.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability:

For the Six Months Ended June 30, 2021
Beginning balance	$5,531
Fair value at CVR issuance	—
Change in fair value	(343)
CVR settlement	(2,128)
Ending balance	$3,060

During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$1,262	$1,443
Accrued external research and development expense	2,415	2,191
Accrued external manufacturing costs	1,675	161
Other	1,093	984
	$6,445	$4,779

5. Preferred Stock, Series A Non-Voting Convertible Preferred Stock and Common Stock

The Company’s authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A Preferred Stock and 9,000,000 of which shares of preferred stock are undesignated.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through June 30, 2021, 60,036 shares of Series A Preferred Stock, or 36.8% of the issued Series A Preferred Stock, have been converted into 15,009,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of June 30, 2021.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors. In the event of the Company’s liquidation, dissolution or winding up, holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock. The shares to be issued by us in this offering will be, when issued and paid for, validly issued, fully paid and non-assessable.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. As of June 30, 2021, no shares have been sold under the Sales Agreement.

6. Stock-Based Compensation

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

On June 16, 2021, at the Company’s 2021 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Stock Plan to increase the number of shares of common stock issuable under the 2018 Plan by 6,000,000 shares. Upon stockholder approval, in accordance with ASC 718- Compensation- Stock Compensation, a grant date was established for accounting purposes with respect to 3,402,768 options previously granted to employees and non-employee directors during the six months ended June 30, 2021, which were subject to stockholder approval of the amendment and restatement of the 2018 Plan. As of June 30, 2021, 4,137,224 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”).  The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan.  A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. The Company has granted 3,021,005 options under the Inducement Plan, of which 1,160,400 were granted during the six months ended June 30, 2021. As of June 30, 2021, 728,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018 at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2021. The first six month offering period was initiated on July 1, 2019. As of June 30, 2021, 341,416 shares remain available for issuance under the ESPP. In July 2021, 4,497 shares were issued to employees under the ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$1,008	$466	$1,214	$703
General and administrative expenses	1,582	404	3,157	936
Total	$2,590	$870	$4,371	$1,639

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

On May 7, 2020, immediately following the expiration of the exchange offer, the Company granted new options to purchase 542,418 shares of common stock, pursuant to the terms of the exchange offer and the Company’s 2018 Plan. As a result, the exercise price was determined to be $1.68, the fair value of the Company’s closing stock price on the grant date. No other terms of the exchanged stock options were modified, and the stock options continued to vest according to their original vesting schedules and retained their original expiration dates. The Company accounted for the exchange offer as an option modification and as a result, recorded $0.2 million in incremental stock-based compensation expense during the year ended December 31, 2020.

On July 6, 2020, all then outstanding stock options became fully vested in connection with the Kiq Acquisition, resulting in acceleration of stock compensation expense of $2.9 million, which was recognized in the year ended December 31, 2020.

As of June 30, 2021, total unrecognized compensation cost related to the unvested stock-based options was $43.7 million, which is expected to be recognized over a weighted average period of 3.50 years.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Cambridge, MA under a non-cancelable operating lease that expires in April 2023 with the Company’s option to extend for an additional five-year term. The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations. Per the terms of the lease agreement, the Company does not have any residual value guarantees. This extension has not been considered in the determination of the lease liability as the Company is not obligated to exercise its option and it is not reasonably certain that the option will be exercised. The lease payments include fixed lease payments that escalate over the term of the lease on an annual basis. The Company’s real estate lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease component and related payments are not included in the right-of-use asset and liability and are reflected as an expense in the period incurred. The discount rate used in determining the lease liability represents the Company’s incremental borrowing rate as the rate implicit in the lease could not be readily determined.

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

Concurrent with the lease amendment and the BOXR sale, the Company entered into a sublease for a significant portion of the leased premises for the remaining term of the lease. Under the terms of the sublease agreement, the sublessee leased approximately 70% of the facility and is responsible for the corresponding percentage of operating lease costs and variable lease costs. Variable lease costs include common area maintenance and other operating charges.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

Six Months Ended June 30, 2021
Lease cost
Operating lease cost	$1,200
Variable lease cost (1)	403
Sublease Income	(1,227)
Total lease cost	$376

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,604
Remaining lease term	1.83
Discount rate	9.50%

(1)	The variable lease costs for the six months ended June 30, 2021 include common area maintenance and other operating charges.

Future minimum lease payments under the operating lease as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021	1,224
2022	2,497
2023	841
Total future minimum lease payments	4,562
Less: imputed interest	347
Total operating lease liability	$4,215
Included in the consolidated balance sheet:
Current operating lease liability	$2,184
Operating lease liability, net of current portion	2,031
Total operating lease liability	$4,215

Under the terms of the lease, the Company issued a $1.3 million letter of credit to the landlord as collateral for the leased facility. The underlying cash collateralizing this letter of credit has been classified as non-current restricted cash in the accompanying condensed consolidated balance sheets. This is a refundable deposit and not a lease payment. Under the terms of the sublease agreement, the sublessee obtained a letter of credit for $1.3 million for the benefit of the Company. This has been excluded from the undiscounted cash flows above.

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib and CGT0206. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones.

The Company is also required to pay Plexxikon tiered royalties ranging from a low-single digit percentage to a high-single digit percentage on annual net sales of products. These royalty obligations last on a product-by-product basis and country-by-country basis until the latest of (i) the date on which there is no validate claim of a licensed Plexxikon patent covering a subject product in such country or (ii) the 10th anniversary of the date of the first commercial sale of the product in such country. In addition, if the Company sublicenses the rights under the License Agreement, the Company is required to pay a certain percentage of the sublicense revenue to Plexxikon ranging from mid-double digit percentages to mid-single digit percentages, depending on whether the sublicense is entered into prior to or after certain clinical trial events.

The license agreement will expire on a country-by-country and licensed product-by-licensed product basis until the later of the last to expire of the patents covering such licensed products or services or the 10-year anniversary of the date of first commercial sale of the licensed product in such country. The Company may terminate the license agreement within 30 days after written notice in the event of a material breach. The Company may also terminate the agreement upon written notice in the event of the Company’s bankruptcy, liquidation or insolvency. In addition, the Company has the right to terminate this agreement in its entirety at will upon 90 days’ advance written notice to Plexxikon.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or its consolidated financial statements as of December 31, 2020.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,549)	$(7,393)	$(28,277)	$(13,487)
Net loss attributable to common stockholders	$(16,549)	$(7,393)	$(28,277)	$(13,487)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,441,729	7,777,487	36,670,353	7,655,837
Net loss per common share, basic and diluted	$(0.43)	$(0.95)	$(0.77)	$(1.76)

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

	June 30,
	2021	2020
Stock options to purchase common stock	7,751,368	789,028
Series A Preferred Stock	25,822,250	—
Unvested restricted common stock units	—	80,399
	33,573,618	869,427

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.1 million for the three months ended June 30, 2021 and $0.2 million for the six months ended June 30, 2021. The Company did not make any matching contributions during the three and six months ended June 30, 2020.

10. Subsequent Events

On July 6, 2021, the Company and BCSP Pearl East Property LLC (the “Landlord”) entered into a lease agreement (the “Lease”) pursuant to which the Company will lease approximately 38,075 square feet of office and laboratory space at 4840 Pearl East Circle, Boulder, Colorado (the “Leased Space”).

Pursuant to the terms of the Lease, the Company will take possession of the Leased Space on or around August 15, 2021 to commence construction and tenant improvements (collectively, “Improvements”). The Landlord will contribute an aggregate of approximately $6.9 million toward the cost of the Improvements, as well as an additional amount of up to approximately $2.3 million in the form of a tenant improvement loan at an annual interest rate of 6%. Any monies borrowed under the tenant improvement loan are required to be repaid over the Lease term.

The Lease will commence upon the earlier of (i) substantial completion of the Improvements or (ii) May 1, 2022. The Company will be entitled to 14 months of free rent, followed by an initial Lease term of 12 years. The Company also has the option to extend the Lease for three successive five-year terms. Upon the commencement of its obligation to pay rent, the Company will pay the Landlord base rent at an initial rate of $40.00 per square foot per year. Rent will be payable in equal monthly installments and subject to 2.5% annual increases over the term. Additionally, the Company is responsible for reimbursing the Landlord for its share of the building’s property taxes and operating expenses. In connection with the Lease, the Company provided a cash security deposit to the Landlord in an amount of $0.7 million.

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

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib (also known as CGT9486), a selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations.

Bezuclastinib has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual CTOS meeting, and previously by Plexxikon Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual Connective Tissue Oncology Society (“CTOS”) meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate (“ORR”) was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial.

Based on these results, we are planning an FDA interaction to explore further clinical development of bezuclastinib in GIST patients. The U.S. Food and Drug Administration (“FDA”) has granted orphan drug designation to bezuclastinib for the treatment of GIST. Enrollment in a randomized clinical trial evaluating the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib in imatinib-resistance GIST patients is expected to begin in the second half of 2021.

In addition to continuing the development of bezuclastinib in GIST patients, we are pursuing development of the compound in patients living with Advanced Systemic Mastocytosis (“AdvSM”) and Non-Advanced Systemic Mastocytosis (“Non-AdvSM”). The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, there are no available approved therapies, and while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that the disease is highly sensitive to inhibition of the target. Bezuclastinib was specifically designed to selectively inhibit KIT mutations on exon 17, including KIT D816V, and we have expanded the clinical development program to include clinical trials in SM patients.

The FDA has cleared our Investigational New Drug (“IND”) submission for a Phase 2 trial in patients with AdvSM, now known as APEX, which was initiated in the second quarter of 2021. We expect to report preliminary data from patients treated in the APEX trial in the first half of 2022. Following recent positive interactions with FDA, we remain on track and expect to initiate a clinical trial in Non-AdvSM patients, known as SUMMIT, in the second half of 2021. By monitoring relevant biomarkers of disease activity, including levels of serum tryptase, we expect to rapidly assess bezuclastinib activity in SM patients.

Worldwide rights to develop and commercialize bezuclastinib, as well as an additional selective KIT inhibitor, CGT0206, are exclusively licensed from Plexxikon. Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones and mid- to high- single-digit royalty payments.

Patents protecting bezuclastinib include composition of matter claims which have issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions.

In addition to bezuclastinib, our research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, our public offerings of our common stock and private placements.

On July 6, 2020, we issued a contingent value right (“CVR”), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors. In November 2020, in partial settlement of the CVR obligation, we issued 707,938 shares of common stock. In February 2021, we issued an additional 212,428 shares of common stock and paid $0.1 million in partial settlement of the CVR obligation.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $28.3 million for the six months ended June 30, 2021 compared to net losses of $13.5 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $227.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue additional clinical trials for our product candidates;
•	continue to discover and develop additional product candidates, including through the creation of our research team in Boulder, CO;
•	acquire or in-license other product candidates and technologies;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional research, clinical, scientific, and commercial personnel;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

As of June 30, 2021, we had cash and cash equivalents of $218.1 million. Based on our current plans, we expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which has spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19 or variants thereof. We continue to monitor the pandemic and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict with certainty the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue advancing our product candidate under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and preclinical development activities in the near term and in the future. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of our preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the progress of the development efforts of parties with whom we have entered, or may enter, into collaboration arrangements;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the future productivity of our research team in Boulder, CO and its ability to discover new product candidates and build our pipeline;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$—	$528	$(528)
Operating expenses:
Research and development	12,388	5,129	7,259
General and administrative	4,904	2,802	2,102
Total operating expenses	17,292	7,931	9,361
Loss from operations	(17,292)	(7,403)	(9,889)
Other income (expense):
Interest income	120	3	117
Other income	623	7	616
Change in fair value of CVR liability	—	—	—
Total other income (expense), net	743	10	733
Net loss	$(16,549)	$(7,393)	$(9,156)

Collaboration Revenue

No collaboration revenue was recognized during the three months ended June 30, 2021. Collaboration revenue recognized during the three months ended June 30, 2020 was $0.5 million related to our legacy assets. All performance obligations were completed and all remaining revenue was recognized in 2020.

Research and Development Expenses

Research and development expenses were $12.4 million for the three months ended June 30, 2021, compared to $5.1 million for the three months ended June 30, 2020. The increase in research and development expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is driven by the development of bezuclastinib. Increases in headcount also resulted in increased salary and benefit costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $4.9 million, compared to $2.8 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to increases in headcount, resulting in increased salary and benefit costs.

Interest Income

Interest income for the three months ended June 30, 2021 and June 30, 2020 was $0.1 million, respectively. The impact of higher average invested balances in the current year was offset by lower interest rates in the current year compared to the prior period.

Other Income

Other income, net was $0.6 million in the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020. Other income represents sublease income resulting from the sublease of a portion of our leased office space.

Change in Fair Value of CVR Liability

There was no change in fair value of CVR liability for the three months ended June 30, 2021 as any settlement of the remaining liability will be a cash settlement.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$—	$7,559	$(7,559)
Operating expenses:
Research and development	20,601	14,627	5,974
General and administrative	9,491	6,476	3,015
Total operating expenses	30,092	21,103	8,989
Loss from operations	(30,092)	(13,544)	(16,548)
Other income (expense):
Interest income	245	50	195
Other income	1,227	7	1,220
Change in fair value of CVR liability	343	—	343
Total other income (expense), net	1,815	57	1,758
Net loss	$(28,277)	$(13,487)	$(14,790)

Collaboration Revenue

No collaboration revenue was recognized during the six months ended June 30, 2021. Collaboration revenue recognized during the six months ended June 30, 2020 was $7.6 million related to our legacy assets. All performance obligations were completed and all remaining revenue was recognized in 2020.

Research and Development Expenses

Research and development expenses were $20.6 million for the six months ended June 30, 2021, compared to $14.6 million for the six months ended June 30, 2020. The increase in research and development expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is driven by increased costs associated with the development of bezuclastinib. Increases in headcount also resulted in increased salary and benefit costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $9.5 million, compared to $6.5 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to increases in headcount, resulting in increased salary and benefit costs.

Interest Income

Interest income for the six months ended June 30, 2021 was $0.2 million, compared to $0.1 million for the six months ended June 30, 2020. The impact of higher average invested balances in the current year was partially offset by lower interest rates in the current year compared to the prior period.

Other Income

Other income, net was $1.2 million in the six months ended June 30, 2021, compared to $0.1 million for the six months ended June 30, 2020. Other income represents sublease income resulting from the sublease of a portion of our leased office space.

Change in Fair Value of CVR Liability

The change in fair value of CVR liability for the six months ended June 30, 2021, represents the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in partial settlement of the CVR.

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

As of June 30, 2021, we had cash and cash equivalents of $218.1 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(23,877)	$(16,217)
Cash used in investing activities	$(123)	$—
Cash provided by (used in) financing activities	(85)	135
Net decrease in cash, cash equivalents and restricted cash	$(24,085)	$(16,082)

Operating Activities

During the six months ended June 30, 2021, operating activities used $23.9 million of cash, primarily resulting from our net loss of $28.3 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.3 million and by net noncash charges of $4.1 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $2.9 million increase in accounts payable and accrued expenses and other current liabilities, and a $0.9 million decrease in the right-of-use asset, partially offset by a $0.5 million increase in prepaid expenses and other current assets, a $2.0 million increase in other assets and a $1.0 million decrease in the operating lease liability.

During the six months ended June 30, 2020, operating activities used $16.2 million of cash, primarily resulting from our net loss of $13.5 million and from net cash used in changes in our operating assets and liabilities of $4.1 million, partially offset by net noncash charges of $1.4 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $4.1 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.0 million decrease in deferred revenue and a $1.4 million increase in prepaid expenses and other current assets, partially offset by $2.0 million decrease in accounts receivable and a $0.4 million decrease in other assets.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $0.1 million, consisting of purchases of property and equipment. There were no investing activities for the six months ended June 30, 2020.

Financing Activities

During the six months ended June 30, 2021, net cash used by financing activities was $0.1 million, which consisted of partial settlement of the CVR obligation. During the six months ended June 30, 2020, net cash provided by financing activities was $0.1 million, which consisted of the proceeds from the issuance of common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of our product candidates and conduct preclinical activities. The timing and amount of our operating expenditures will depend largely on:

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or our inability to do so at acceptable prices;
•	our inability to establish collaborations, if desired or needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates; and
•	the impact of COVID-19 on the operations of key governmental agencies, such as the FDA, which may delay the development of our current product candidates or any future product candidates.

Based on our current plans, we believe that our existing cash and cash equivalents of $218.1 million as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1#	Cogent Biosciences, Inc. Amended and Restated 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on June 17, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

#        Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed herewith
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

COGENT BIOSCIENCES, INC.

Date: August 16, 2021	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)