Form 10-Q
period 2021-09-30
Cogent Biosciences, Inc.
filed 2021-11-10
CIK 1622229

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 39,851,022 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$202,888	$242,190
Prepaid expenses and other current assets	4,616	2,722
Total current assets	207,504	244,912
Operating lease, right-of-use asset	3,249	4,615
Property and equipment, net	1,341	134
Restricted cash	1,255	1,255
Other assets	2,036	—
Total assets	$215,385	$250,916
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,349	$732
Accrued expenses and other current liabilities	7,047	4,779
CVR liability (Note 3)	3,060	5,531
Operating lease liability	2,253	2,052
Total current liabilities	16,709	13,094
Operating lease liability, net of current portion	1,438	3,155
Total liabilities	18,147	16,249
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 103,289 and 132,244 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	85,400	110,881
Common stock, $0.001 par value; 150,000,000 shares authorized; 39,851,022 shares and 32,347,905 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	40	32
Additional paid-in capital	357,859	322,454
Accumulated deficit	(246,061)	(198,700)
Total stockholders’ equity	197,238	234,667
Total liabilities and stockholders’ equity	$215,385	$250,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$—	$312	$—	$7,871
Operating expenses:
Research and development	14,798	5,003	35,399	19,630
General and administrative	5,021	5,598	14,512	12,074
Acquired in-process research and development	—	46,910	—	46,910
Total operating expenses	19,819	57,511	49,911	78,614
Loss from operations	(19,819)	(57,199)	(49,911)	(70,743)
Other income:
Interest income	115	23	360	73
Gain on disposal of long-lived assets	—	7,463	—	7,470
Other income	620	239	1,847	239
Change in fair value of CVR liability	—	(509)	343	(509)
Total other income	735	7,216	2,550	7,273
Net loss and comprehensive loss	$(19,084)	$(49,983)	$(47,361)	$(63,470)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(5.07)	$(1.25)	$(7.56)
Weighted average common shares outstanding, basic and diluted	39,848,943	9,850,530	37,741,526	8,392,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(18,409)	(16,200)	4,602,250	5	16,195	—	—
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	2,043
Issuance of common stock for services	—	—	31,683	—	260	—	260
Stock-based compensation expense	—	—	—	—	1,521	—	1,521
Net loss	—	—	—	—	—	(11,728)	(11,728)
Balances at March 31, 2021	113,835	$94,681	37,194,267	$37	$342,473	$(210,428)	$226,763
Conversion of Series A non-voting preferred stock into common stock	(10,546)	(9,281)	2,636,500	3	9,278	—	—
Stock-based compensation expense	—	—	—	—	2,590	—	2,590
Net loss	—	—	—	—	—	(16,549)	(16,549)
Balances at June 30, 2021	103,289	$85,400	39,830,767	$40	$354,341	$(226,977)	$212,804
Issuance of common stock upon exercise of stock options	—	—	15,758	—	24	—	24
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,497	—	31	—	31
Stock-based compensation expense	—	—	—	—	3,463	—	3,463
Net loss	—	—	—	—	—	(19,084)	(19,084)
Balances at September 30, 2021	103,289	85,400	39,851,022	40	357,859	(246,061)	197,238

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	7,665,763	$8	$155,646	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	—	—	51,823	—	38	—	38
Issuance of common stock under Employee Stock Purchase Plan	—	—	14,252	—	35	—	35
Issuance of common stock to LPC as a commitment fee	—	—	181,595	—	262	—	262
Acquisition and retirement of treasury stock	—	—	(207,961)	—	(808)		(808)
Stock-based compensation expense	—	—	—	—	507	—	507
Net loss	—	—	—	—	—	(6,094)	(6,094)
Balances at March 31, 2020	—	$-	7,705,472	$8	$155,680	$(129,986)	$25,702
Issuance of common stock upon exercise of stock options	—	—	85,012	—	62	—	62
Stock-based compensation expense	—	—	—	—	870	—	870
Net loss	—	—	—	—	—	(7,393)	(7,393)
Balances at June 30, 2020	—	$—	7,790,484	$8	$156,612	$(137,379)	$19,241
Issuance of common stock upon exercise of stock options	—	—	201,017	—	335	—	335
Issuance of common stock under Employee Stock Purchase Plan	—	—	8,293	—	13	—	13
Issuance of common stock upon RSU vesting	—	—	56,933	—	—	—	—
Issuance of common stock to LPC	—	—	1,061,583	1	10,669	—	10,670
Issuance of Series A non-voting preferred stock and common stock in connection with the Kiq acquisition	44,687	39,325	1,558,975	2	5,486	—	5,488
Issuance of Series A non-voting preferred stock, net of issuance costs of $5,493	118,638	98,907	—	—	—	—	—
Dividend payable to common stockholders	—	—	—	—	(11,450)	—	(11,450)
Stock-based compensation expense	—	—	—	—	3,512	—	3,512
Net loss	—	—	—	—	—	(49,983)	(49,983)
Balances at September 30, 2020	163,325	138,232	10,677,285	$11	$165,177	$(187,362)	$(22,174)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(47,361)	$(63,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	79	703
Stock-based compensation expense	7,834	5,151
Noncash consideration received from a customer	—	(808)
Noncash portion of acquired in-process research and development	—	44,812
Gain on disposal of long-lived assets	—	(7,470)
Change in fair value of CVR liability	(343)	509
Changes in operating assets and liabilities:
Accounts receivable	—	2,000
Prepaid expenses and other current assets	(1,894)	(2,769)
Operating lease, right-of-use asset	1,366	239
Other assets	(2,036)	427
Accounts payable	3,617	(2,544)
Accrued expenses and other current liabilities	2,268	(1,596)
Operating lease liability	(1,516)	(353)
Deferred revenue	—	(1,315)
Net cash used in operating activities	(37,986)	(26,484)
Cash flows from investing activities:
Purchases of property and equipment	(1,286)	—
Proceeds from sale of property and equipment	—	320
Proceeds from sale of BOXR Platform assets	—	8,100
Net cash (used in) provided by investing activities	(1,286)	8,420
Cash flows from financing activities:
Proceeds from issuance of Series A non-voting convertible preferred stock, net of issuance costs of $5,493	—	98,907
Proceeds from issuance of common stock	—	10,670
Proceeds from issuance of common stock upon stock option exercises	24	435
Proceeds from issuance of stock from employee stock purchase plan	31	48
Payment to CVR Holders	(85)	—
Net cash (used in) provided by financing activities	(30)	110,060
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,302)	91,996
Cash, cash equivalents and restricted cash at beginning of period	243,445	38,679
Cash, cash equivalents and restricted cash at end of period	$204,143	$130,675
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	$25,481	$—
Issuance of shares in partial settlement of CVR liability	$2,043	$—

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

On August 28, 2020, the Company sold its assets, rights and interests relating to its Bolt-on Chimeric Receptor (“BOXR”) technology and Autologous Cell Therapy Industrial Automation (“ACTIA”) technology (collectively, the “BOXR Platform”), to Sotio LLC (“Sotio”) (the “BOXR Platform Transaction”), pursuant to an asset purchase agreement by and among the Company, Sotio and Sotio NV as Guarantor (the “BOXR Platform Purchase Agreement”). Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay the Company total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 on the Closing Date and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office. No amounts related to the potential future milestone payments to be received from Sotio have been recognized as of September 30, 2021.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $47.4 million for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $246.1 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020 have been made. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of September 30, 2021, there have been no material impacts to the Company. As the impact of COVID-19 continues to unfold, the Company will make continual assessments of the situation, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

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

	Fair Value Measurements at September 30, 2021 Using:
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

The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the BOXR platform, ACTR platform and other fixed assets based on assumptions at the date of the CVR issuance and each subsequent quarterly period end, less certain permitted deductions. The number of common shares is determined by dividing the proceeds by the closing price of the Company’s stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date was used to determine the fair value of the share payments included in the CVR liability. The liability measured at the date of issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In November 2020, the Company issued 707,938 CVR shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR. Any settlement of the remaining CVR liability will be a cash settlement.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

For the Nine Months Ended September 30, 2021
Beginning balance	$5,531
Fair value at CVR issuance	—
Change in fair value	(343)
CVR settlement	(2,128)
Ending balance	$3,060

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$2,054	$1,443
Accrued external research and development expense	2,025	2,191
Accrued external manufacturing costs	1,335	161
Accrued professional and consulting services	1,408	671
Other	225	313
	$7,047	$4,779

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through September 30, 2021, 60,036 shares of Series A Preferred Stock, or 36.8% of the issued Series A Preferred Stock, have been converted into 15,009,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of September 30, 2021.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. As of September 30, 2021, no shares have been sold under the Sales Agreement.

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

On June 16, 2021, at the Company’s 2021 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Stock Plan to increase the number of shares of common stock issuable under the 2018 Plan by 6,000,000 shares. Upon stockholder approval, in accordance with ASC 718- Compensation- Stock Compensation, a grant date was established for accounting purposes with respect to 3,402,768 options previously granted to employees and non-employee directors during the nine months ended September 30, 2021, which were subject to stockholder approval of the amendment and restatement of the 2018 Plan. As of September 30, 2021, 3,716,296 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”).  The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan.  A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. The Company has granted 3,021,005 options under the Inducement Plan, of which 1,160,400 were granted during the nine months ended September 30, 2021. As of September 30, 2021, 728,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2021. In July 2021, 4,497 shares were issued to employees under the ESPP. As of September 30, 2021, 336,919 shares remain available for issuance under the ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$1,436	$1,876	$2,650	$2,579
General and administrative expenses	2,027	1,636	5,184	2,572
Total	$3,463	$3,512	$7,834	$5,151

On July 6, 2020, all then outstanding stock options became fully vested in connection with the Kiq Acquisition, resulting in acceleration of stock compensation expense of $2.9 million, which was recognized in the year ended December 31, 2020.

As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based options was $42.6 million, which is expected to be recognized over a weighted average period of 3.27 years.

7. Commitments and Contingencies

Operating Leases

Corporate Headquarters- Cambridge, MA

The Company leases office and laboratory space in Cambridge, MA for its corporate headquarters under a non-cancelable operating lease (the “Cambridge Lease”) that expires in April 2023, with the Company’s option to extend for an additional five-year term. The lessee has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations. Per the terms of the Cambridge Lease, the Company does not have any residual value guarantees. This extension has not been considered in the determination of the lease liability as the Company is not obligated to exercise its option and it is not reasonably certain that the option will be exercised. The lease payments include fixed lease payments that escalate over the term of the lease on an annual basis. The Cambridge Lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease component and related payments are not included in the right-of-use asset and liability and are reflected as an expense in the period incurred. The discount rate used in determining the lease liability represents the Company’s incremental borrowing rate as the rate implicit in the lease could not be readily determined.

On August 28, 2020, the Company amended the lease (the “Cambridge Lease Amendment”) resulting in increased annual rent payments. No other terms of the Cambridge Lease were changed. The Company determined that the lease modification did not grant an additional right of use and concluded that the modification was not a separate new lease, but rather that it should reassess and remeasure the right-of-use asset and lease liability on the effective date of the modification. The Company increased the right-of-use asset and operating lease liabilities by $0.9 million, respectively.

Concurrent with the Cambridge Lease Amendment and the BOXR sale, the Company entered into a sublease (the “Cambridge Sublease Agreement”) for a significant portion of the leased premises for the remaining term of the lease. Under the terms of the Cambridge Sublease Agreement, the sublessee leased approximately 70% of the facility and is responsible for the corresponding percentage of operating lease costs and variable lease costs. Variable lease costs include common area maintenance and other operating charges.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

Nine Months Ended September 30, 2021
Lease cost
Operating lease cost	$1,812
Variable lease cost (1)	616
Sublease Income	(1,848)
Total lease cost	$580

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,428
Remaining lease term	1.58
Discount rate	9.50%

(1)	The variable lease costs for the nine months ended September 30, 2021 include common area maintenance and other operating charges.

Future minimum lease payments under the operating lease as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021	816
2022	2,497
2023	841
Total future minimum lease payments	4,154
Less: imputed interest	463
Total operating lease liability	$3,691
Included in the consolidated balance sheet:
Current operating lease liability	$2,253
Operating lease liability, net of current portion	1,438
Total operating lease liability	$3,691

Under the terms of the Cambridge Lease, the Company issued a $1.3 million letter of credit to the landlord as collateral for the leased facility. The underlying cash collateralizing this letter of credit has been classified as non-current restricted cash in the accompanying condensed consolidated balance sheets. This is a refundable deposit and not a lease payment. Under the terms of the Cambridge Sublease Agreement, the sublessee obtained a letter of credit for $1.3 million for the benefit of the Company. This has been excluded from the undiscounted cash flows above.

Boulder Lease

On July 6, 2021, the Company entered into a lease agreement (the “Boulder Lease”) pursuant to which the Company leases approximately 38,075 square feet at 4840 Pearl East Circle, Boulder, Colorado, which will include office and laboratory space.

The landlord will contribute an aggregate of approximately $6.9 million toward the cost of landlord assets (the “Improvements”), as well as an additional amount of up to approximately $2.3 million in the form of a tenant improvement loan at an annual interest rate of 6%. Any monies borrowed under the tenant improvement loan are required to be repaid over the Boulder Lease term.

Boulder Lease payments will begin upon the earlier of (i) substantial completion of the Improvements or (ii) May 1, 2022. The Company will be entitled to 14 months of free rent, followed by an initial Boulder Lease term of 12 years. The Company also has the option to extend the Boulder Lease for three successive five-year terms. Upon the commencement of its obligation to pay rent, the Company will pay the landlord base rent at an initial rate of $40.00 per square foot per year. Rent will be payable in equal monthly installments and subject to 2.5% annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the condensed consolidated balance sheet as of September 30, 2021.

The Company has determined this is a lease under ASC 842. The Company gained access to the leased space on August 14, 2021, to commence construction of the Improvements. As of September 30, 2021, the Company has determined that it does not have control of the space, as defined in ASC 842, during the construction period and as such, the accounting lease commencement date has not occurred for the Boulder Lease as of September 30, 2021. Therefore, the Company will not record a right-of-use asset or lease liability for the Boulder Lease until the accounting lease commencement date which is expected to be in 2022. The Company has determined the cost of Improvements during the construction period are lessor assets and considered a prepayment of lease under ASC 842. The Company has paid $0.9 million towards the construction of lessor assets, which is included in Other Assets in the condensed consolidated balance sheet as of September 30, 2021.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or its consolidated financial statements as of December 31, 2020.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(19,084)	$(49,983)	$(47,361)	$(63,470)
Net loss attributable to common stockholders	$(19,084)	$(49,983)	$(47,361)	$(63,470)
Denominator:
Weighted average common shares outstanding, basic and diluted	39,848,943	9,850,530	37,741,526	8,392,741
Net loss per common share, basic and diluted	$(0.48)	$(5.07)	$(1.25)	$(7.56)

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

	September 30,
	2021	2020
Stock options to purchase common stock	8,156,538	668,360
Series A Preferred Stock	25,822,250	40,831,250
	33,978,788	41,499,610

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.1 million for the three months ended September 30, 2021 and $0.3 million for the nine months ended September 30, 2021. The Company did not make any matching contributions during the three and nine months ended September 30, 2020.

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

Bezuclastinib has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been published in the Journal of American Medical Association (“JAMA”) and have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate (“ORR”) was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial. In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated KIT inhibitor with unique selectivity to KIT D816V and minimal evidence of brain penetration.

Based on these results and recent positive interactions with the U.S. Food and Drug Administration (“FDA”), we remain on track and expect to initiate a randomized clinical trial, known as PEAK, evaluating the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib in imatinib-resistant GIST patients in the second half of 2021. The FDA has granted orphan drug designation to bezuclastinib for the treatment of GIST.

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

The FDA has cleared our Investigational New Drug (“IND”) submission for a Phase 2 trial in patients with AdvSM, known as APEX, which was initiated in the second quarter of 2021. We expect to report preliminary data from patients treated in the APEX trial in the first half of 2022. Following recent positive interactions with FDA, we have initiated a clinical trial in Non-AdvSM patients, known as SUMMIT, in the fourth quarter of 2021. By monitoring relevant biomarkers of disease activity, including levels of serum tryptase, we expect to rapidly assess bezuclastinib activity in SM patients.

In November 2021, through a partnership with Serán Biosciences, we announced the development of an updated formulation of bezuclastinib. This formulation is expected to reduce the number of daily tablets, improving the overall patient experience. The updated formulation will be used in the PEAK trial.

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

On July 6, 2020, we issued a contingent value right (“CVR”), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq Bio LLC (“Kiq”) or sold to the Private Investment in Public Equity (“PIPE”) investors. In November 2020, in partial settlement of the CVR obligation, we issued 707,938 shares of common stock. In February 2021, we issued an additional 212,428 shares of common stock and paid $0.1 million in partial settlement of the CVR obligation.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $47.4 million for the nine months ended September 30, 2021 compared to net losses of $63.5 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $246.1 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	initiate and increase enrollment for our existing and planned clinical trials for our product candidates;
•	continue to discover and develop additional product candidates, including through the creation of our research team in Boulder, CO;
•	acquire or in-license other product candidates and technologies;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional research, clinical, scientific, and commercial personnel;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

As of September 30, 2021, we had cash and cash equivalents of $202.9 million. Based on our current plans, we expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$—	$312	$(312)
Operating expenses:
Research and development	14,798	5,003	9,795
General and administrative	5,021	5,598	(577)
Acquired in-process research and development	—	46,910	(46,910)
Total operating expenses	19,819	57,511	(37,692)
Loss from operations	(19,819)	(57,199)	37,380
Other income (expense):
Interest income	115	23	92
Gain on disposal of long-lived assets	—	7,463	(7,463)
Other income	620	239	381
Change in fair value of CVR liability	—	(509)	509
Total other income (expense), net	735	7,216	(6,481)
Net loss	$(19,084)	$(49,983)	$30,899

Collaboration Revenue

No collaboration revenue was recognized during the three months ended September 30, 2021. Collaboration revenue recognized during the three months ended September 30, 2020 was $0.3 million related to our legacy assets. All performance obligations were completed and all remaining revenue was recognized in 2020.

Research and Development Expenses

Research and development expenses were $14.8 million for the three months ended September 30, 2021, compared to $5.0 million for the three months ended September 30, 2020. The increase in research and development expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is driven by the manufacture and development of bezuclastinib, as well as higher personnel costs driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $5.0 million, compared to $5.6 million for the three months ended September 30, 2020. The decrease in general and administrative expenses was primarily due to higher professional and consultant fees in the prior year based on the completion of various business transactions occurring during the three-months ended September 30, 2020.

Acquired In-process Research and Development (“IPR&D”)

No acquired IPR&D was expensed during the three months ended September 30, 2021. During the three months ended September 30, 2020, we expensed acquired IPR&D, with an estimated fair value of $46.9 million, including $2.1 million of associated transaction costs, in connection with the Kiq Acquisition.

Interest Income

Interest income for the three months ended September 30, 2021 and September 30, 2020 was $0.1 million, respectively. The impact of higher average invested balances in the current year was offset by lower interest rates in the current year compared to the prior period.

Gain on disposal of long-lived assets

No disposals of long-lived assets occurred in the three months ended September 30, 2021. During the three months ended September 30, 2020, we recorded a gain on disposal of long-lived assets of $7.5 million, representing the net proceeds of the sale of BOXR Platform assets as well as the proceeds from the sale of other long-lived assets.

Other Income

Other income, net was $0.6 million in the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. Other income represents sublease income resulting from the sublease of a portion of our leased office space.

Change in Fair Value of CVR Liability

There was no change in fair value of CVR liability for the three months ended September 30, 2021 as any settlement of the remaining liability will be a cash settlement.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$—	$7,871	$(7,871)
Operating expenses:
Research and development	35,399	19,630	15,769
General and administrative	14,512	12,074	2,438
Acquired in-process research and development	—	46,910	(46,910)
Total operating expenses	49,911	78,614	(28,703)
Loss from operations	(49,911)	(70,743)	20,832
Other income (expense):
Interest income	360	73	287
Gain on disposal of long-lived assets	—	7,470	(7,470)
Other income	1,847	239	1,608
Change in fair value of CVR liability	343	(509)	852
Total other income (expense), net	2,550	7,273	(4,723)
Net loss	$(47,361)	$(63,470)	$16,109

Collaboration Revenue

No collaboration revenue was recognized during the nine months ended September 30, 2021. Collaboration revenue recognized during the nine months ended September 30, 2020 was $7.9 million related to our legacy assets. All performance obligations were completed and all remaining revenue was recognized in 2020.

Research and Development Expenses

Research and development expenses were $35.4 million for the nine months ended September 30, 2021, compared to $19.6 million for the nine months ended September 30, 2020. The increase in research and development expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is driven by increased costs associated with the manufacture and development of bezuclastinib, as well as higher personnel costs driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $14.5 million, compared to $12.1 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount.

Acquired In-process Research and Development (“IPR&D”)

No acquired IPR&D was expensed during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we expensed acquired IPR&D, with an estimated fair value of $46.9 million, including $2.1 million of associated transaction costs, in connection with the Kiq Acquisition.

Interest Income

Interest income for the nine months ended September 30, 2021 was $0.4 million, compared to $0.1 million for the nine months ended September 30, 2020. The impact of higher average invested balances in the current year was partially offset by lower interest rates in the current year compared to the prior period.

Gain on disposal of long-lived assets

No disposals of long-lived assets occurred in the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we recorded a gain on disposal of long-lived assets of $7.5 million, representing the net proceeds of the sale of BOXR Platform assets as well as the proceeds from the sale of other long-lived assets.

Other Income

Other income, net was $1.8 million in the nine months ended September 30, 2021, compared to $0.2 million for the nine months ended September 30, 2020. Other income represents sublease income resulting from the sublease of a portion of our leased office space.

Change in Fair Value of CVR Liability

The change in fair value of CVR liability for the nine months ended September 30, 2021, represents the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in partial settlement of the CVR.

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

As of September 30, 2021, we had cash and cash equivalents of $202.9 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(37,986)	$(26,484)
Net cash (used in) provided by investing activities	$(1,286)	$8,420
Net cash (used in) provided by financing activities	(30)	110,060
Net increase (decrease) in cash, cash equivalents and restricted cash	$(39,302)	$91,996

Operating Activities

During the nine months ended September 30, 2021, operating activities used $38.0 million of cash, primarily resulting from our net loss of $47.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.8 million and by net noncash charges of $7.6 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $5.9 million increase in accounts payable and accrued expenses and other current liabilities, and a $1.3 million decrease in the right-of-use asset, partially offset by a $1.9 million increase in prepaid expenses and other current assets, a $2.0 million increase in other assets and a $1.5 million decrease in the operating lease liability.

During the nine months ended September 30, 2020, operating activities used $26.5 million of cash, primarily resulting from our net loss of $63.5 million and net cash used by changes in our operating assets and liabilities of $5.9 million, partially offset by net non-cash charges of $42.9 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $4.1 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.3 million decrease in deferred revenue, a $0.4 million decrease in operating lease liabilities, and a $2.8 million increase in prepaid expenses and other current assets, partially offset by a $2.0 million decrease in accounts receivable, a $0.2 million decrease in the right-of-use asset and a $0.4 million decrease in other assets.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $1.3 million, consisting of purchases of property and lab equipment.

During the nine months ended September 30, 2020, net cash provided by investing activities of $8.4 million consisted of $8.1 million in proceeds from the disposal of BOXR Platform assets as well as $0.3 million in proceeds from the sale of other property and equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash used in financing activities was $0.1 million, which consisted of the proceeds from the issuance of common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan.

During the nine months ended September 30, 2020, net cash used in financing activities was $110.1 million which consisted of the proceeds from the issuance of Series A Preferred Stock and common stock, from the issuance of common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan.

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

Based on our current plans, we believe that our existing cash and cash equivalents of $202.9 million as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Lease by and between Cogent Biosciences, Inc. and BCSP Pearl East Property LLC dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 9, 2021)

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

COGENT BIOSCIENCES, INC.

Date: November 10, 2021	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)