Form 10-K
period 2021-12-31
Cogent Biosciences, Inc.
filed 2022-03-15
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $310.5 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of March 11, 2022, there were 45,813,667 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

Cogent Biosciences, Inc.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

Our business is highly dependent on the success of our bezuclastinib program and our ability to discover and develop additional product candidates. We may not be successful in our efforts to develop bezuclastinib or expand our pipeline of drug candidates.

•	Since the number of patients that we have dosed to date in our clinical trials is small, the results from such clinical trials may be less reliable than results achieved in larger clinical trials.

•	Clinical trials are expensive, time-consuming, and difficult to design and implement.

•

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•	We may choose not to develop a potential product candidate, or we may suspend, deprioritize or terminate one or more discovery programs or preclinical or clinical product candidates or programs.

•	Regulatory authorities, including the U.S. Food and Drug Administration (“FDA”), may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

•	The impact on our business of healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown and may adversely affect our business model.

•

We contract with third parties for the manufacture of our product candidates for preclinical development and clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

The third parties upon whom we rely for the supply of the API and drug product used in bezuclastinib are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

•

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

•	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

•

We will require substantial additional funding. If we fail to obtain additional financing when needed, or on attractive terms, we may be unable to complete the development and commercialization of our product candidates

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

•	the success, cost, and duration of our product development activities and clinical trials;
•	the timing of our planned regulatory submissions to the FDA for our bezuclastinib product candidate, also known as CGT9486;
•

our ability to obtain and maintain regulatory approval for our bezuclastinib product candidate and any other product candidates we may develop, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the potential for our identified research priorities to advance our bezuclastinib product candidate or for our teams to discover and develop additional product candidates;
•

the ability to license additional intellectual property rights relating to our bezuclastinib product candidate or future product candidates from third-parties and to comply with our existing or future license agreements and/or collaboration agreements;

•	our ability to commercialize our bezuclastinib product candidate and future product candidates in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further discovery, development and commercialization of our existing and future product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the commercialization of our product candidates, if approved;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates;

•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the development and success of competing therapies that are or may be under development in clinical trials or become available commercially;
•	our ability to attract and retain key scientific and management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our use of the proceeds from the private placements, sales of our preferred stock and public offerings of our common stock from time to time; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our bezuclastinib product candidate and future product candidates.

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

Bezuclastinib has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been published in the Journal of American Medical Association (“JAMA”) and have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate (“ORR”) was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial. In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated potent KIT mutant inhibitor with unique selectivity for KIT D816V and minimal evidence of brain penetration that avoids targeting PDGFR isoforms.

We licensed the exclusive worldwide rights to develop and commercialize bezuclastinib from Plexxikon. Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development and regulatory milestone payments along with mid- to high- single-digit royalty payments.

During the second quarter of 2021, we announced the formation of the Cogent Research Team, a highly experienced discovery and research team focused on pioneering best-in-class, small molecule therapeutics. In April 2022, we will host an R&D investor event to outline our strategy and focus to create best-in-class small molecules, highlight additional preclinical data demonstrating the potential differentiated profile for bezuclastinib and present early data from our growing pipeline of novel, small molecule targeted therapy programs. In April 2022, we will also present two posters at the American Association for Cancer Research (AACR) Annual Meeting, one of which will reveal in vitro and in vivo characteristics of a novel series of FGFR inhibitors with potency against clinically relevant mutations.

We have assembled a management team with extensive experience in the research, development, manufacturing and commercialization of pharmaceutical products, specifically including numerous successful precision medicines for genetically defined diseases. With the support of our board of directors and their expertise we believe that the Company is well positioned to develop and commercialize novel precision medicines. Beginning with bezuclastinib, our mission is to develop and commercialize pharmaceutical products that improve the lives of patients fighting rare, genetically driven diseases.

Our Strategy

Our vision is to discover, develop, and commercialize best-in-class therapies that have a meaningful impact for patients with genetically defined diseases. The principal components of our strategy include:

•	Explore the clinical utility of bezuclastinib in Advanced Systemic Mastocytosis (“AdvSM”);
•	Explore the clinical utility of bezuclastinib in Non-Advanced Systemic Mastocytosis (“Non-AdvSM”);
•	Explore the clinical utility of bezuclastinib in combination with sunitinib in GIST;
•	Prepare to commercialize bezuclastinib should any or all of the planned clinical trials demonstrate clinical benefit for patients with high unmet medical need; and
•	Discover and develop additional precision medicines for patients with genetically defined diseases.

Our Pipeline and Approach

Bezuclastinib, a potential best-in-class KIT mutant inhibitor, has demonstrated promising clinical activity and safety results in a Phase 1/2 clinical trial in patients with GIST, supporting accelerated timelines to proof-of-concept in SM.

In 2021, we initiated three clinical trials designed to explore the safety and efficacy of bezuclastinib for AdvSM, Non-AdvSM and GIST patients as detailed below. Currently, all three clinical trials are actively recruiting patients.

APEX (AdvSM)

In the second quarter of 2021, we initiated APEX, a Phase 2 clinical study of bezuclastinib in patients with AdvSM. APEX is an open-label, global, multicenter study evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. We expect to report preliminary clinical data at a scientific conference during the first half of 2022, including safety and tolerability data as well as bezuclastinib's impact on serum tryptase levels, a validated biomarker of mast cell activity. The below shows the current APEX clinical study design.

SUMMIT (Non-AdvSM)

In the fourth quarter of 2021, we initiated SUMMIT, a randomized, double-blind, placebo-controlled, global Phase 2 clinical trial. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis (“ISM”) or Smoldering Systemic Mastocytosis (“SSM”). The below shows the current Summit clinical study design.

PEAK (GIST)

In the fourth quarter of 2021, we initiated Peak, a randomized, open-label, global Phase 3 clinical trial. The PEAK study is designed to explore the efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. Dose selection will confirm the pharmacokinetics of the updated formulation of bezuclastinib to be used in this study. The below shows the current Peak clinical study design.

Research Programs

During the second quarter of 2021, we announced the formation of the Cogent Research Team, a highly experienced discovery and research team. Based in Boulder, Colorado, the Cogent Research Team is focused on pioneering best-in-class, small molecule therapeutics to expand Cogent's pipeline and deliver novel precision therapies for patients living with unmet medical needs. Dr. John Robinson, our Chief Scientific Officer, leads the Cogent Research team composed of highly experienced scientists with deep expertise across a broad range of functional specialties including medicinal chemistry, computational chemistry, biology, enzymology and pharmacology.

In April 2022, we will host an R&D investor event to outline our strategy and focus to create best-in-class small molecules, highlight additional preclinical data demonstrating the potential differentiated profile for bezuclastinib and present early data from our growing pipeline of novel, small molecule targeted therapy programs.

Bezuclastinib Overview

Bezuclastinib is designed to target mutations found within the KIT receptor tyrosine kinase, including KIT D816V. As a Type I inhibitor bezuclastinib is designed to selectively bind the active conformation of mutant KIT. We have seen comparable potency observed relative to other FDA-approved KIT mutant inhibitors with potential selectivity advantages.  In preclinical studies of bezuclastinib limited blood-brain-barrier penetration was observed, and there have been no clinically significant CNS toxicities identified either preclinically or clinically. The figures below provide a summary of potency and selectivity preclinical data.

Figure 1. Potent Inhibitor of KIT Activation Loop Mutants, Including D816V

HMC-1.2 human mast cells were treated with indicated inhibitors for 1 hour (n = 3 biological replicates) Readout is phosphorylated c-Kit (Human Phospho c-Kit ELISA, R&D Systems)

Figure 2. Selectivity Against Related Kinases

Bezuclastinib – SM

SM is driven by KIT D816V mutations causing a perpetual ‘on’ state within mast cells, a type of white blood cell, leading to proliferation and accumulation in various internal organs and bone marrow. As a highly selective and potent KIT inhibitor, bezuclastinib has the potential to provide a new treatment option for patients with both SM and GIST. In addition, in preclinical studies, bezuclastinib has shown clear selectivity for KIT mutations versus other kinase targets frequently associated with other KIT inhibitors including, but not limited to, wild-type KIT, VEGFR, PDGFRα and CSF1R.

SM occurs when mast cells inappropriately accumulate in various internal organs in the body. About 90% of people diagnosed with SM have Non-AdvSM, a life-long illness with chronic symptoms including headaches, urticaria pigmentosa, skin lesions, skin redness and warmth (flushing), abdominal pain, bloating, vomiting, diarrhea, and gastroesophageal reflux

(“GERD”), that significantly impact the patient’s quality of life. Many patients are also at high risk for severe, life-threatening anaphylactic reactions to various triggers such as insect bites or stings. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. Patients with Non-AdvSM suffer from a poor quality of life and without any currently approved therapies, are in need of new treatment options. AdvSM is a rare, very aggressive form of SM. Patients with AdvSM may suffer from a multitude of debilitating symptoms such as anemia, thrombocytopenia, ascites, bone fractures, gastrointestinal abnormalities, and enlargement of the liver, spleen, and lymph nodes, which ultimately lead to organ failure and early death.

Based on the characteristics of bezuclastinib, we are pursuing development of the compound in both patients living with AdvSM and patients with Non-AdvSM, the vast majority of whom have a KIT D816V mutation. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that SM patients are highly sensitive to inhibition of the target. Bezuclastinib was specifically designed to selectively inhibit KIT mutations, including KIT D816V.

The underlying SM patient population is not yet well understood. It has been estimated that the prevalence of SM in the United States is between 20,000 to 30,000 patients of which approximately 90% are estimated to have Non-AdvSM.  We believe there is a significant unmet medical need for clinically active, well tolerated treatment options for this patient population. We believe bezuclastinib is well suited to meet this need and target the direct underlying cause of SM.

We initiated our APEX study for patients with AdvSM in the second quarter of 2021 and patient enrollment is underway. APEX is an open-label, global, multicenter study evaluating the safety, efficacy and pharmacokinetic and pharmacodynamic profiles of bezuclastinib. We expect to report preliminary data from patients treated in the APEX trial in the first half of 2022. We initiated our SUMMIT study for patients with Non-AdvSM in the fourth quarter of 2021. SUMMIT is a randomized, double-blind placebo-controlled, global Phase 2 clinical trial designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis or Smoldering Systemic Mastocytosis. By monitoring relevant biomarkers of disease activity, including levels of serum tryptase, we expect to rapidly assess bezuclastinib activity in SM patients.

Bezuclastinib – GIST

GIST is characterized by uncontrolled cell growth in the tissues of the gastrointestinal (“GI”) tract. At diagnosis, about 80% of GIST patients’ tumors are the result of primary KIT mutations. The 5-Year relative survival rate is 83% with currently approved therapies, including imatinib, but the majority of GIST patients eventually develop resistance to these treatments due to secondary KIT mutations, most notably in exon 17 and exon 13. Bezuclastinib is designed to be a potent and selective inhibitor of KIT exon 17 mutations. By combining bezuclastinib with sunitinib, a tyrosine kinase inhibitor known to inhibit KIT exon 13 mutations, we believe this combination has the potential to offer a new, active treatment option for imatinib resistant GIST patients.

The safety profile of bezuclastinib has been clinically evaluated in approximately 50 patients both as a single agent and as part of a combination therapy. In November 2020, we presented final results from a Phase 1/2 trial testing the combination of bezuclastinib with sunitinib in 18 patients with advanced GIST.  In the subset of 15 patients who had not been previously treated with bezuclastinib as a single-agent, the estimated mPFS reached 12 months. These patients had each received several previous treatments, including 10 patients who had received at least three prior lines of therapy. The confirmed ORR was measured at 20 percent, including two partial responses and one complete response. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial.

Demographics and Prior Therapy: Heavily Pretreated GIST Patients treated in Phase 1/2 Trial Testing the Combination of Bezuclastinib with Sunitinib

Source: 2020 CTOS annual meeting

Durable Responses in Patients Treated with Bezuclastinib + Sunitinib

Source: 2020 CTOS annual meeting

There are an estimated 2,000 to 3,500 patients with imatinib-resistant GIST eligible for treatment each year in the United States. We believe there is a significant unmet medical need for clinically active, well tolerated treatment options for this patient population and results from our clinical trial of bezuclastinib in combination with sunitinib demonstrated the potential for this novel combination to address the underlying drivers of imatinib resistance.

Based on these results, we initiated PEAK, a randomized, open-label, global Phase 3 clinical trial in the fourth quarter of 2021. The PEAK study is designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA has granted orphan drug designation to bezuclastinib for the treatment of GIST.

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

With the acquisition of Kiq Bio LLC (formerly Kiq LLC) (“Kiq”) on July 6, 2020, we obtained an exclusive, sublicensable, worldwide license to patents and applications owned by Plexxikon pursuant to a license agreement between Plexxikon and Kiq (the “License Agreement”). The licensed patents and applications under the License Agreement cover bezuclastinib, as well as its therapeutic uses. These patents and applications include issued patents in multiple territories, including, but not limited to, Australia, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. The pending applications also include patent applications pending in Brazil, Egypt and the United States. The issued U.S. patents are expected to expire in 2033 and 2034, and the issued foreign patents are expected to expire in 2033, without consideration of potential patent term extensions. We may seek to obtain rights under additional patent applications relating to bezuclastinib and its use to treat SM and GIST in the United States and in other countries as we proceed with this development program.

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

Licenses and Third-Party Research Collaborations

License Agreement with Plexxikon Inc.

In July 2020, we obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize bezuclastinib. Under the terms of the License Agreement, we are required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones.

We are also required to pay Plexxikon tiered royalties ranging from a low-single digit percentage to a high-single digit percentage on annual net sales of products. These royalty obligations last on a product-by-product basis and country-by-country basis until the latest of (i) the date on which there is no valid claim of a licensed Plexxikon patent covering a subject product in such country or (ii) the 10th anniversary of the date of the first commercial sale of the product in such country. In addition, if we sublicense the rights under the License Agreement, we are required to pay a certain percentage of the sublicense revenue to Plexxikon ranging from mid-double digit percentages to mid-single digit percentages, depending on whether the sublicense is entered into prior to or after certain development and regulatory milestones.

The License Agreement will expire on a country-by-country and licensed product-by-licensed product basis until the later of the last to expire of the patents covering such licensed products or services or the 10-year anniversary of the date of first commercial sale of the licensed product in such country. Plexxikon may terminate the License Agreement within 30 days after written notice in the event of a breach of contract that remains uncured. Plexxikon may also terminate the agreement upon written notice in the event of our bankruptcy, liquidation, or insolvency. In addition, we have the right to terminate the License Agreement in its entirety at will upon 90 days’ advance written notice to Plexxikon.

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

Bezuclastinib, if approved for the indications for which we are currently enrolling clinical trials, will compete with the drugs discussed below and will likely compete with other drugs that are currently in development.

In SM, the only approved drugs for the treatment of AdvSM are Blueprint Medicines Corporation’s avapritinib, Novartis AG’s midostaurin. Additionally, Novartis AG’s imatinib is approved for AdvSM patients without the KIT D816V mutation or mutational status unknown. We may face competition from other drug candidates in pre-clinical or clinical development for SM, including drug candidates from AB Sciences S.A, Allakos Inc., Celldex Therapeutics, Inc and Blueprint Medicines Corporation.

In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression, followed by fourth-line ripretinib for patients who have received 3 or more prior kinase inhibitors. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRα exon 18 mutation, including PDGFRA D842V mutations only. We may face competition from other drug candidates in pre-clinical or clinical development including, Arog Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Taiho Pharmaceutical Co. Ltd, Xencor, Inc., and Theseus Pharmaceuticals, Inc.

Manufacturing and Supply

We do not own or operate, and have no current plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for future commercial supply of any drugs that we may commercialize. To date, we have obtained API and drug product from third-party manufacturers for bezuclastinib to support preclinical and clinical testing. We obtain our supplies from these manufacturers on a purchase-order basis and do not have any long-term supply arrangements. We do not currently have a validated manufacturing process in place for any product candidate which would be required to support commercialization of any of our drug candidates, if approved.

Our drug candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured from readily available starting materials in reliable and reproducible synthetic processes. The manufacturing process is amenable to scale-up. As we continue our clinical development of bezuclastinib, we expect to continue to enhance our manufacturing process to allow for drug candidates that are safer, more effective, have superior dosing regimens and are cost-effective.

In November 2021, through a partnership with Serán Biosciences, Inc., we announced the development of an updated formulation of bezuclastinib. This formulation is expected to reduce the number of daily tablets, thereby potentially improving the overall patient experience, and is initially being used in our PEAK trial.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant criminal and civil liability.

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

Drug Development Process

The conduct of clinical trials is currently governed by the EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive, and will be replaced by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”) once the latter comes into effect. The CTR introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU. It entered into force on January 31, 2022. Under the current regime, which will expire after a transition period of one or three years, respectively, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU Member State where there is a site at which the trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.

A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. Member States will work in CTIS immediately after the system has gone live. For one year, until 31 January 2023, clinical trial sponsors can still choose whether to submit an initial clinical trial application in line with the current system (Clinical Trials Directive) or via CTIS. From 31 January 2023, submission of initial clinical trial applications via CTIS becomes mandatory, and by 31 January 2025, all ongoing trials approved under the current Clinical Trials Directive will be governed by the new Regulation and have to be transitioned to CTIS.

Under both the current regime and the new CTR, national laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good

Clinical Practice (“GCP)” and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the European Medical Agency (“EMA”) and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

Marketing Authorization Procedures

In the EU and in Iceland, Norway and Liechtenstein (together the European Economic Area or “EEA”), after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single MA by the European Commission (EC) that is valid for all EU Member States and, after respective national implementing decisions, in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (“ATMP”) and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto- immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”), established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion.

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, known as the reference EU Member State, is appointed to review the application and provide an assessment report. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and concerned EU Member States. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Subsequently each concerned EU Member State must decide whether to approve the assessment report and related materials.

If an EU Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports (“PSURs”) are routinely available to third parties requesting access, subject to limited redactions.

Marketing Authorizations have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and/or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. New Chemical Entities (“NCE”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one -year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial chance was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

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

During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”), addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

Pediatric Development

In the European Union, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee, or PDCO. Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g., until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g., because the relevant disease or condition occurs only in adults) has been granted by the EMA. The marketing authorization application for the product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medical products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a marketing-authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized and covered by intellectual property rights.

Post-Approval Regulation

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and marketing authorizations. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of the individual EU Member States governing the conduct of clinical trials, manufacturing approval, MA of pharmaceutical products and marketing of such products, both before and after grant of MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of a MA for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of PSURs in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the riskbenefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

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

Advertising and Promotion

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.

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

The so-called health technology assessment (“HTA”), of pharmaceutical products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given pharmaceutical product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost- effectiveness of individual pharmaceutical products as well as their potential implications for the healthcare system. Those elements of pharmaceutical products are compared with other treatment options available on the market. The outcome of HTA regarding specific pharmaceutical products will often influence the pricing and reimbursement status granted to pharmaceutical products by the regulatory authorities of individual EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in other countries with a developed HTA framework, when adopting decisions concerning the pricing and reimbursement of a specific pharmaceutical product.

On January 31, 2018, the European Commission adopted a proposal for a regulation on health technology assessment. This legislative proposal is intended to boost EU level cooperation among EU Member States in assessing health technologies, including new pharmaceutical products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. While EU Member States could choose to delay participation in the joint work until three years after the rules enter into force, it will become mandatory after six years. The European Commission has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States, but there can be no assurance that the HTA regulation will not have effects on pricing and reimbursement decisions. The HTA entered into force on January 11, 2022 and applies as of January 2025 followed by a further three-year transitional period during which EU member states must fully adapt to the new system.

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

European Data Laws

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679) (“GDPR”), which came into force in May 2018 and related implementing laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the European Union and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

Under the GDPR, personal data can only be transferred within the EU Member States and the three additional European Economic Area countries (Norway, Iceland and Liechtenstein) that have adopted a national law implementing the GDPR. Appropriate safeguards are required to enable cross-border transfers of personal data from the EU and EEA Member States to a “third country” (a country outside the EU or EEA). This status has a number of significant practical consequences, in particular for international data transfers, competent supervisory authorities and enforcement of the GDPR.

In conclusion, the GDPR prohibits the transfer of personal data to countries outside of the European Union/EEA (including the United States) that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements such as the use of standard contractual clauses (“SCCs”), issued by the European Commission. In this respect recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EU/EEA. For example, following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, in which the Court invalidated the Privacy Shield under which personal data could be transferred from the EU/EEA to United States entities who had self-certified under the

Privacy Shield scheme, there is uncertainty as to the general permissibility of international data transfers under the GDPR. The Court did not invalidate the then current SCCs, but ruled that data exporters relying on these SCCs are required to verify, on a case-by-case basis, if the law of the third country ensures an adequate level of data protection that is essentially equivalent to that guaranteed in the EU/EEA. In light of the implications of this decision we may face difficulties regarding the transfer of personal data from the European Union/EEA to third countries. However, on June 4, 2021 the EU Commission issued a new set of SCCs for data transfers from controllers or processors in the EU/EEA to controllers or processors established outside the EU/EEA. These SCCs replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. Since September 27, 2021, it is no longer possible to conclude contracts incorporating these previous versions of the SCCs. In addition, for contracts concluded before September 27, 2021, it is still possible to rely on the previous SCCs until the end of an additional 15 months transitional period (until December 27, 2022), provided that the processing operations which are the subject matter of the contract remain unchanged and reliance on previous SCCs ensures that the transfer is subject to appropriate safeguards. On November 11, 2021, the European Data Protection Board has adopted recommendations on such appropriate safeguards that supplement transfer mechanisms. These recommendations aim to assist data exporters with their duty to identify and implement appropriate supplementary measures where they are needed to ensure an essentially equivalent level of protection to the personal data they transfer to third countries.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the European Union which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU CTR, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

On June 28, 2021 the European Commission adopted two adequacy decisions for the United Kingdom – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the European Union to the United Kingdom since the United Kingdom is deemed to have an adequate data protection level. Additionally, following the UK's withdrawal from the European Union and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR, which is based on the EU GDPR), which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force.

Promotional Activities

In the European Union, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States (at a national or regional level). The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.

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

The United Kingdom (“UK”) formally left the EU on January 31, 2020 and the transition period, during which EU laws continued to apply to the UK, expired on December 31, 2020. This means EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. Following the end of the transition period, the EU and the UK concluded a trade and cooperation agreement (“TCA”), which applied provisionally from January 1, 2021 and entered into force on May 1, 2021.

The TCA includes provisions affecting the life sciences sector (including on customs and tariffs) but areas for further discussion between the EU and the UK remain. In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (“GMP”) and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable in the UK as “retained EU law”. As there is no general power to amend these regulations, the UK government has enacted the Medicines and Medical Devices Act 2021. The purpose of the act is to enable the existing regulatory frameworks in relation to human medicines, clinical trials of human medicines, veterinary medicines and medical devices to be updated. The powers under the act may only be exercised in relation to specified matters and must safeguard public health.

Specified provisions of the Medicines and Medical Devices Act 2021 entered into force on February 11, 2021. The remaining provisions came into effect within two months of February 11, 2021 or will otherwise come into effect as stipulated in subsequent statutory instruments. The Medicines and Medical Devices Act 2021 supplements the UK Medical Devices Regulations 2002 (“UK Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the UK’s post-Brexit regulatory regime. Notably, the UK Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which, since May 26, 2021, now applies in all EU Member States.

The UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) conducted a comprehensive consultation between September and November 2021 on proposals to develop a new UK regime for medical devices in the UK. The proposals include more closely aligning definitions for medical devices and in vitro medical devices with internationally recognised definitions and changing the classification of medical devices according to levels or risk. The proposals are intended to improve patient and public safety and increase the appeal of the UK market. The new regime is planned to come into force on July 1, 2023, which will align with the date from which the UK is due to stop accepting CE marked medical devices and require UKCA (“UK Conformity Assessed”) marking.  It is envisaged that, in Northern Ireland, the amended regime could run in parallel with any existing or future EU rules in accordance with the Protocol on Ireland and Northern Ireland.

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

Since its enactment, there have been continual judicial and Congressional challenges to certain aspects of the ACA. It is unclear how these efforts to repeal, replace or otherwise modify the ACA will impact the law on reimbursement. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, particularly as a result of the recent presidential election, or how any future legislation or regulation may affect us. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Employees

As of December 31, 2021, we had 77 full time employees, approximately 60% of whom have an M.D., Ph.D., or other advanced degree. We believe that our future success largely depends upon our continued ability to attract and retain a diverse group of highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Facilities

Cambridge, Massachusetts

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease approximately 33,500 square feet of office and laboratory space pursuant to a lease agreement commencing in July 2015 and expiring in April 2023. This facility houses our clinical, regulatory, and administrative personnel. We sublease approximately 70% space under the terms of our sublease agreement.

Boulder, Colorado

We also lease approximately 38,075 square feet in Boulder, Colorado, and are in the process of building out the facility to include office and laboratory space. Lease payments will begin upon the earlier of (i) substantial completion of tenant improvements or (ii) May 1, 2022. The Company will be entitled to 14 months of free rent, followed by an initial lease term of 12 years. The Company also has the option to extend the lease for three successive five-year terms.

Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material legal proceedings.

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

On March 19, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Pursuant to the LPC Purchase Agreement, we issued 181,595 shares of common stock to LPC as a commitment fee. As of December 31, 2021, 2,412,870 registered common shares have been sold to LPC under the LPC Purchase Agreement for proceeds of $25.0 million. No additional shares may be sold to LPC under the LPC Purchase Agreement.

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

On July 9, 2020, we completed a Private Investment in Public Equity (“PIPE”) with existing and new investors to raise gross proceeds of $104.4 million, or net proceeds of $98.9 million, after deducting commissions and offering costs, in which the investors were issued shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $880 per share or, $3.52 per share on an as-converted-to-common basis.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. As of December 31, 2021, 3,954,900 shares have been sold under the Sales Agreement for net proceeds of approximately $38.0 million.

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

Risks Related to the Discovery and Development of Our Drug Candidates

Our business is highly dependent on the success of our bezuclastinib program and our ability to discover and develop additional product candidates. We may not be successful in our efforts to develop bezuclastinib or expand our pipeline of drug candidates.

Our business and future success depend on our ability to develop, obtain regulatory approval for and then successfully commercialize bezuclastinib and any other product candidates that we may discover and develop. We are pursuing clinical development of bezuclastinib to target SM and GIST through our APEX, SUMMIT and PEAK clinical trials. There is no guarantee that any or all of these trials will be successful. Even if our trials are successful, bezuclastinib will require regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we are able to generate any revenue from product sales, if ever.

Through the development of the research team, we are also working to build a pipeline of other product candidates. Researching, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding beyond the net proceeds from the public offering and private placement of our securities and consideration received from our collaborative agreements and is prone to the risks of failure inherent in medical product development. Even if we are successful in continuing to build and expand our pipeline, we cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process, or that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

If unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit such development.

If our drug candidates are associated with unacceptable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the unacceptable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If unexpected side effects are identified during development, we may be required to develop a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have superior dosing regimens, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient or are less expensive than bezuclastinib  or any other products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals, and marketing and selling approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. For further information, see “Business ⸺Competition,” which discusses the pharmaceutical and biotechnology companies developing or marketing treatments for cancer and hematologic diseases that would be competitive with bezuclastinib  and the drug candidates we are developing, if such drug candidates are approved.

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

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In particular, we may seek to enter into collaborations with our bezuclastinib program and other collaborations to progress the clinical development of the bezuclastinib program. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

The precise incidence and prevalence for GIST and SM are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates, which are inherently uncertain. The total addressable market opportunity for bezuclastinib , and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our future approved drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

The commercial success of any future approved drugs, including bezuclastinib, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

If bezuclastinib and any future approved drugs do not achieve an adequate level of acceptance by physicians, patients, third-party payors, and others in the medical community, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of bezuclastinib and of any current or future drug candidates, if approved for commercial sale, will depend on a number of factors, including the availability, perceived advantages, and relative cost, safety, and efficacy of alternative and competing treatments; and the prevalence and severity of any side effects, adverse reactions, misuse, or any unfavorable publicity in these areas, in particular compared to alternative treatments. Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched.

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

Since the number of patients that we have dosed to date in our clinical trials is small, the results from such clinical trials may be less reliable than results achieved in larger clinical trials.

A study design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. In our current and any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we may have seen in prior clinical trials or preclinical studies.

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

We may not be able to file investigational new drug applications (“IND”s) or IND amendments or clinical trial authorization applications (“CTA”s) to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authorities may not permit us to proceed.

Our timing of filing INDs or CTAs on our product candidates is dependent on further research. We cannot be sure that submission of an IND or CTA will result in the FDA or other regulatory authority allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials.

We have limited experience as a company conducting clinical trials.

We have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time or if the planned clinical trials will begin or be completed on time, if at all.

Our updated bezuclastinib formulation is unproven and may not work as intended in clinical trials.

In November 2021 we announced an updated formulation of bezuclastinib which is intended to reduce the number of daily tablets required, thereby potentially improving the overall patient experience. This formulation is currently being used in our PEAK trial, as well as a Phase 1 clinical study evaluating the pharmacokinetics, relative bioavailability and food effects of bezuclastinib in healthy adults. The formulation is unproven to date, and there is no guarantee that it will be successful.

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

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has already affected and may continue to adversely affect our business, financial condition and results of operations, including the below:

•

Our operating plan currently includes efforts to advance bezuclastinib through further clinical development. We currently rely on third parties to, among other things, help conduct our clinical trials, manufacture raw materials, manufacture our product candidates and supply other goods and services to run our business. If our clinical trial sites or any third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our development timelines may be delayed and our supply chain may be disrupted, limiting our ability to enroll patients and manufacture our product candidate and conduct our research and development operations.

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

Risks Related to Our Reliance on Third Parties

We currently rely and for the foreseeable future will continue to rely on third parties to conduct our clinical trials and to assist with various research and discovery activities. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates or discover new product candidates.

We depend and will depend upon independent investigators and collaborators, such as medical institutions, contract research organizations (“CROs”), commercial manufacturing organizations (“CMO”s) and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. We and these third parties are required to comply with good clinical practices (“GCP”s), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development.  If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, failure or any failure by these third parties to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf.

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

We also rely on third party vendors and collaborators to support our research and discovery efforts and to help expand our drug candidate pipeline, including certain third parties located in China, and we expect to continue to use such third parties. A natural disaster, epidemic or pandemic disease outbreaks, including the COVID-19 pandemic, trade war, political unrest or other local events could disrupt the business or operations of these third parties and thus negatively impact our research and discovery capabilities.

We contract with third parties for the manufacture of our drug candidates for preclinical development and clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our current and future drugs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have long-term supply agreements with our contract manufacturers, and purchase our required drug supply, including the API and drug product used in our drug candidates, on a purchase order basis with certain contract manufacturers. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks. In addition, our drug candidates may compete with other drug candidates for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

The third parties upon whom we rely for the supply of the API and drug product used in bezuclastinib are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API and drug product used in bezuclastinib are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates and supply our drug candidates for clinical trials, depends in part on our ability to obtain the API and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing. We will need to enter into arrangements to establish redundant or second-source supply of some of the API and drug product. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API or drug product in sufficient quantities or on the timelines necessary to meet our needs, including as a result of the COVID-19 pandemic, it could significantly and adversely affect our business, the supply of our current or future drug candidates or any future approved drugs and our financial condition.

For bezuclastinib and any other product candidates, we intend to identify and qualify additional manufacturers to provide such API and drug product prior to submission of a New Drug Application (“NDA”) to the FDA and/or a Marketing

Authorization Application (“MAA”) to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance and they may subordinate our needs in the future to their other customers.

While we seek to maintain adequate inventory of the API and drug product used in our current or future drug candidates and any future approved drugs, any interruption or delay in the supply of components or materials, or our inability to obtain such API and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Risks Related to Regulatory Approval of Our Drug Candidates and Other Legal Compliance Matters

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We currently have one drug candidate in clinical development and its risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. For further information, see “Business ⸺ bezuclastinib ⸺GIST,” which outlines the results of our Phase 1/2 clinical trial in patients with GIST.

While bezuclastinib is a highly potent and selective KIT D816V inhibitor that is being developed to treat SM and GIST patients, we may find that patients treated with bezuclastinib have or develop mutations that confer resistance to treatment. If patients have or develop resistance to treatment with our drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of, and commercialize, our drug candidates.

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

Regulatory authorities, including the FDA, may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

We are conducting clinical trials with our lead product candidate, bezuclastinib, in patients with GIST, AdvSM and NonAdvSM. The FDA may not agree with our regulatory plans for initial registration of bezuclastinib in some or all of these indications and may require additional clinical trials to be conducted prior to approval. Our clinical trial results may also not support approval.

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

The impact of healthcare legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.

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

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off these gross deferred tax attributes, which were previously fully reserved for, in 2020. As of December 31, 2021, approximately $63.1 million and $3.0 million of federal and state net operating losses, respectively, as well as $10.6 million of future amortization for federal purposes, were subject to the July 6 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 7, 2020 to December 1, 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. For further information, see “Note 11 ⸺Income Taxes.”

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. In particular, bezuclastinib and other molecules are subject to a license from Plexxikon. We expect in the future to be party to additional material license or collaboration agreements. Any termination of our current or future licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. These licenses do and future licenses may include provisions that impose obligations and restrictions on us. This could delay or otherwise negatively impact a transaction that we may wish to enter into. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to bezuclastinib , and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Currently, we have patents issued from our in-licensed portfolio under our license agreement with Plexxikon. in multiple territories, including but not limited to, Australia, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. We also have patent applications pending in Brazil, Egypt and the United States. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate.

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

Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Technology Officer, our Chief Scientific Officer, our Chief Medical Officer and our Chief Legal Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

We have undergone significant growth across both locations over the past year and we may face challenges in managing our growth.

Over the past year, we have expanded our headcount from 15 to 77 full time employees through the expansion of our research, development, manufacturing and G&A infrastructure. To manage these organizational changes and growth, we must continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures.  We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. We must also continue to recruit, train and retain qualified personnel and we may be unable to do so effectively. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our development timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

Our business and operations could suffer in the event of system failures or unauthorized or inappropriate use of or access to our systems.

We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack or unauthorized access and use by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed.

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

We will require substantial additional funding. If we fail to obtain additional financing when needed, or on attractive terms, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned clinical trials for bezuclastinib. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment and other obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. For further information, see “Business - Our Strategy,” which details our operating plan with respect to the development and commercialization of our product candidates.

Risks Related to Ownership of our Common Stock

An active trading market for our common stock may not be sustained.

Our common stock began trading on the Nasdaq Global Select Market on March 29, 2018. Given the limited trading history and low volumes of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell some or all of their shares at attractive prices, at the times and in the volumes that they would like to sell them, or at all.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 56% of our outstanding common stock as of December 31, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of our directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interests of our stockholders.

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

Cambridge, Massachusetts

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease approximately 33,500 square feet of office and laboratory space pursuant to a lease agreement commencing in July 2015 and expiring in April 2023. This facility houses our clinical, regulatory, and administrative personnel. We sublease approximately 70% space under the terms of our sublease agreement.

Boulder, Colorado

We also lease approximately 38,075 square feet in Boulder, Colorado, and are in the process of building out the facility to include office and laboratory space. Lease payments will begin upon the earlier of (i) substantial completion of tenant improvements or (ii) May 1, 2022. The Company will be entitled to 14 months of free rent, followed by an initial lease term of 12 years. The Company also has the option to extend the lease for three successive five-year terms.

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

Holders of Our Common Stock

As of March 11, 2022, there were approximately 4 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	Reserved

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Bezuclastinib has been administered to more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been published in the Journal of American Medical Association (“JAMA”) and have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate (“ORR”) was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial. In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated, potent and selective KIT mutant inhibitor with unique selectivity for KIT D816V and minimal evidence of brain penetration that avoids targeting PDGFR isoforms.

Based on these results, we initiated PEAK, a randomized open-label, global Phase 3 clinical trial in the fourth quarter of 2021. The PEAK study is designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA has granted orphan drug designation to bezuclastinib for the treatment of GIST.

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

In the second quarter of 2021, we initiated APEX, a Phase 2 clinical study of bezuclastinib in patients with AdvSM. APEX is an open-label, global, multicenter study evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. We expect to report preliminary clinical data at a scientific conference during the first half of 2022, including safety and tolerability data as well as bezuclastinib's impact on serum tryptase levels, a validated biomarker of mast cell activity.

In the fourth quarter of 2021, we initiated SUMMIT, a randomized, double-blind, placebo-controlled, global Phase 2 clinical trial. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis (“ISM”) or Smoldering Systemic Mastocytosis (“SSM”).

In November 2021, through a partnership with Serán Biosciences, we announced the development of an updated formulation of bezuclastinib. This formulation is expected to reduce the number of daily tablets, improving the overall patient experience, and is initially being used in our PEAK trial.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon. Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones, of which $2.5 million may become payable in the next twelve months as a result of the progression of our on-going clinical studies, and up to $25.0 million upon the satisfaction of certain regulatory milestones and mid- to high- single-digit royalty payments.

Patents protecting bezuclastinib include composition of matter claims which have issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions.

During the second quarter of 2021, we announced the formation of the Cogent Research Team, a highly experienced discovery and research team. Based in Boulder, Colorado, the Cogent Research Team is focused on pioneering best-in-class, small molecule therapeutics to expand Cogent's pipeline and deliver novel precision therapies for patients living with unmet medical needs.

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

On July 6, 2020, we issued a contingent value right (“CVR”), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq Bio LLC (“Kiq”) or sold to the Private Investment in Public Equity (“PIPE”) investors. In November 2020, in partial settlement of the CVR obligation, we issued 707,938 shares of common stock. In February 2021, we issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR obligation.

On July 9, 2020, we completed a PIPE with existing and new investors to raise gross proceeds of $104.4 million, or net proceeds of $98.9 million after deducting commissions and offering costs, in which the investors were issued shares of Series A Preferred Stock at a price of $880 per share or, $3.52 per share on an as-converted-to-common basis.

Cumulatively, through December 31, 2021, 60,036 shares of Series A Preferred Stock, or 36.8% of the issued Series A Preferred Stock, have been converted into 15,009,000 shares of common stock. The 103,289 shares of Series A Preferred Stock outstanding as of December 31, 2021 are convertible into 25,822,250 shares of common stock, for total common shares outstanding, on an as-converted basis, of 69,628,172.

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

As of December 31, 2021, the Company sold 3,954,900 shares of common stock under the Sales Agreement with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $72.3 million for the year ended December 31, 2021 compared to net losses of $74.8 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $271.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	initiate and increase enrollment for our existing and planned clinical trials for our product candidates;
•	continue to discover and develop additional product candidates, including through the creation of our research team in Boulder, CO, and build out our lab facility in Boulder, CO;
•	acquire or in-license other product candidates and technologies;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional research, clinical, scientific, and commercial personnel;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

As of December 31, 2021, we had cash and cash equivalents of $219.7 million. Based on our current plans, we expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which has spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19 and variants thereof. We continue to monitor the pandemic and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict with certainty the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue advancing our product candidate under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and seeking to ensure the continuity of our manufacturing and supply chain.

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

Certain of our direct research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with the manufacture bezuclastinib, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents balances. Our interest income has not been significant due to low interest rates on invested balances.

Other Income

Other income consists of miscellaneous income and expense unrelated to our core operations, primarily income from subleasing a portion of our headquarters facilities.

Change in Fair Value of the CVR liability

This consists of changes in the fair value of the CVR liability.

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021. We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $128.8 million and $47.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2021, $125.5 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $3.1 million and $0.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A Preferred Stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off these gross deferred tax attributes, which were previously fully reserved for, in 2020. As of December 31, 2021, approximately $63.1 million and $3.0 million of federal and state net operating losses, respectively, as well as $10.6 million of future amortization for federal purposes were subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 7, 2020 to December 1, 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration.

We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Collaboration revenue	$—	$7,871
Operating expenses:
Research and development	55,913	25,738
General and administrative	19,638	17,422
Acquired in-process research and development	—	46,910
Total operating expenses	75,551	90,070
Loss from operations	(75,551)	(82,199)
Other income (expense):
Interest income	467	144
Gain on disposal of long-lived assets	—	7,493
Other income	2,468	779
Change in fair value of CVR liability	343	(1,025)
Total other income, net	3,278	7,391
Net loss	$(72,273)	$(74,808)

Collaboration Revenue

No collaboration revenue was recognized during the year ended December 31, 2021. Collaboration revenue recognized during the year ended December 31, 2020, was $7.9 million related to our legacy assets. All performance obligations were completed and all remaining revenue was recognized in 2020.

Research and Development Expenses

Research and development expenses were $55.9 million for the year ended December 31, 2021, compared to $25.7 million for the year ended December 31, 2020. The increase in research and development expense during the year ended December 31, 2021, compared to the year ended December 31, 2020, is driven by costs associated with the manufacture and development of bezuclastinib and the development of the research pipeline, as well as higher personnel costs driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 was $19.6 million, compared to $17.4 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount.

Acquired In-process Research and Development (IPR&D)

No acquired IPR&D was expensed during the year ended December 31, 2021. During the year ended December 31, 2020, we expensed acquired IPR&D, with an estimated fair value of $46.9 million, including $2.1 million of associated transaction costs, in connection with the Kiq Acquisition.

Interest Income

Interest income for the year ended December 31, 2021 was $0.5 million, compared to $0.1 million for the year ended December 31, 2020. The impact of higher average invested balances in the current year was partially offset by lower interest rates in the current year compared to the prior period.

Gain on disposal of long-lived assets

No disposals of long-lived assets occurred in the year ended December 31, 2021. During the year ended December 31, 2020, we recorded a gain on disposal of long-lived assets of $7.5 million, representing the net proceeds of the sale of BOXR Platform assets as well as the proceeds from the sale of other long-lived assets.

Other Income

Other income, net was $2.5 million for the year ended December 31, 2021, compared to $0.8 million for the year ended December 31, 2020. Other income represents sublease income recognized resulting from the sublease of a portion of our leased office space.

Change in fair value of CVR liability

The change in fair value of CVR liability for the year ended December 31, 2021, represents the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in partial settlement of the CVR.

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

As of December 31, 2021, the Company sold 3,954,900 shares of common stock under the Sales Agreement with SVB Leerink with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million

As of December 31, 2021, we had cash and cash equivalents of $219.7 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(58,763)	$(35,850)
Net cash (used in) provided by investing activities	(1,719)	8,420
Net cash provided by financing activities	37,976	232,196
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,506)	$204,766

Operating Activities

During the year ended December 31, 2021, operating activities used $58.8 million of cash, primarily resulting from our net loss of $72.3 million, partially offset by changes in our operating assets and liabilities of $2.0 million and net non-cash charges of $11.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $0.2 million decrease in prepaid expenses and other current assets, a $2.1 million decrease in operating lease liabilities and a $3.7 million decrease in other assets, partially offset by $6.2 million increase in accounts payable and accrued expenses and other current liabilities, and a $1.8 million increase in the right-of-use asset.

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

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $1.7 million, consisting of purchases of property and lab equipment.

During the year ended December 31, 2020, net cash provided by investing activities was $8.4 million, which consisted of $8.1 million in proceeds from the disposal of the BOXR Platform as well as $0.3 million in proceeds from the sale of other property and equipment.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $38.0 million which consisted of $38.0 million in net proceeds from the issuance of common stock under the ATM, $0.1 million from the issuance of common stock upon stock option exercises and from the issuance of common stock under the Employee Stock Purchase Plan. This is offset by $0.1 million in payments to CVR holders.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of our current and any future product candidates and conduct additional research, development and preclinical activities. The timing and amount of our operating expenditures will depend largely on:

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or our inability to do so at acceptable prices;
•	our inability to establish collaborations, if desired or needed;
•	our failure to commercialize our product candidates;
•	the cost and timing of completion of the build out of our new office and laboratory facility in Boulder, CO;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates; and
•	the impact of COVID-19 on the operations of key governmental agencies, such as the FDA, which may delay the development of our current product candidates or any future product candidates.

Based on our current plans, we believe that our existing cash and cash equivalents of $219.7 million as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a sufficient history of public trading of our common stock and a lack of sufficient company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the "simplified" method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. We account for forfeitures as they occur.

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

COGENT BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cogent Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Biosciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2022

We have served as the Company’s auditor since 2015.

COGENT BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$219,684	$242,190
Prepaid expenses and other current assets	2,949	2,722
Total current assets	222,633	244,912
Operating lease, right-of-use asset	2,771	4,615
Property and equipment, net	1,706	134
Restricted cash	1,255	1,255
Other assets	3,727	—
Total assets	$232,092	$250,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,483	$732
Accrued expenses and other current liabilities	8,210	4,779
CVR liability (Note 3)	3,060	5,531
Operating lease liability	2,324	2,052
Total current liabilities	17,077	13,094
Operating lease liability, net of current portion	831	3,155
Total liabilities	17,908	16,249
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 103,289 and 132,244 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	85,400	110,881
Common stock, $0.001 par value; 150,000,000 shares authorized; 43,805,922 shares and 32,347,905 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	44	32
Additional paid-in capital	399,713	322,454
Accumulated deficit	(270,973)	(198,700)
Total stockholders’ equity	214,184	234,667
Total liabilities and stockholders’ equity	$232,092	$250,916

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$—	$7,871
Operating expenses:
Research and development	55,913	25,738
General and administrative	19,638	17,422
Acquired in-process research and development	—	46,910
Total operating expenses	75,551	90,070
Loss from operations	(75,551)	(82,199)
Other income (expense):
Interest income	467	144
Gain on disposal of long-lived assets	—	7,493
Other income	2,468	779
Change in fair value of CVR liability	343	(1,025)
Total other income, net	3,278	7,391
Net loss and comprehensive loss	(72,273)	(74,808)
Net loss attributable to common shareholders	(72,273)	(179,208)
Net loss per share attributable to common stockholders, basic and diluted	$(1.87)	$(16.17)
Weighted average common shares outstanding, basic and diluted	38,730,813	11,081,257

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOCEICNES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	—	—	7,665,763	$8	$155,646	$(123,892)	$31,762
Issuance of common stock upon exercise of stock options	—	—	384,125	—	512	—	512
Issuance of common stock under Employee Stock Purchase Plan	—	—	22,545	—	48	—	48
Issuance of common stock to LPC as a commitment fee	—	—	181,595	—	262	—	262
Issuance of common stock upon RSU vesting	—	—	56,933	—	—	—	—
Issuance of common stock to LPC	—	—	2,412,870	2	24,998	—	25,000
Issuance of common stock in underwritten public offering, net of issuance costs of $7,271	—	—	11,794,872	12	107,718	—	107,730
Issuance of Series A non-voting preferred stock and common stock in connection with the Kiq acquisition	44,687	39,325	1,558,975	2	5,486	—	44,813
Issuance of Series A non-voting preferred stock, net of issuance costs of $5,493	118,638	98,907	—	—	—	—	98,907
Issuance of common stock to settle CVR liability	—	—	707,938	1	6,943	—	6,944
Acquisition and retirement of treasury stock	—	—	(207,961)	—	(808)	—	(808)
Conversion of Series A non-voting preferred stock into common stock	(31,081)	(27,351)	7,770,250	7	27,344	—	—
Dividend payable to common stockholders	—	—	—	—	(11,450)	—	(11,450)
Discount on Series A non-voting preferred stock related to beneficial conversion feature	—	(104,400)	—	—	104,400	—	—
Recognition of beneficial conversion feature upon shareholder approval of conversion	—	104,400	—	—	(104,400)	—	—
Stock-based compensation expense	—	—	—	—	5,755	—	5,755
Net loss	—	—	—	—	—	(74,808)	(74,808)
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(28,955)	(25,481)	7,238,750	8	25,473	—	—
Issuance of common stock for services	—	—	31,683	—	260	—	260
Issuance of common stock upon exercise of stock options	—	—	15,758	—	24	—	24
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,497	—	31	—	31
Issuance of common stock under ATM, net of issuance costs of $1,229	—	—	3,954,900	4	38,002	—	38,006
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	2,043
Stock-based compensation expense	—	—	—	—	11,426	—	11,426
Net loss	—	—	—	—	—	(72,273)	(72,273)
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$(270,973)	$214,184

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(72,273)	$(74,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	147	720
Stock-based compensation expense	11,686	6,017
Noncash consideration received from a customer	—	(808)
Noncash portion of acquired in-process research and development	—	44,813
Gain on disposal of long-lived assets	—	(7,493)
Change in fair value of CVR liability	(343)	1,025
Changes in operating assets and liabilities:
Accounts receivable	—	2,000
Prepaid expenses and other current assets	(227)	(1,470)
Operating lease, right-of-use asset	1,844	670
Other assets	(3,727)	427
Accounts payable	2,751	(2,451)
Accrued expenses and other current liabilities	3,431	(2,352)
Operating lease liability	(2,052)	(825)
Deferred revenue	—	(1,315)
Net cash used in operating activities	(58,763)	(35,850)
Cash flows from investing activities:
Purchases of property and equipment	(1,719)	—
Proceeds from sale of property and equipment	—	320
Proceeds from sale of BOXR Platform assets	—	8,100
Net cash (used in) provided by investing activities	(1,719)	8,420
Cash flows from financing activities:
Proceeds from the issuance of Series A non-voting convertible preferred stock, net of issuance costs of $5,493	—	98,907
Proceeds from issuance of common stock to LPC	—	25,000
Proceeds from issuance of common stock under ATM, net of issuance costs of $1,229	38,006	—
Proceeds from issuance of common stock in underwritten public offering, net of offering costs of $7,271	—	107,729
Proceeds from issuance of common stock upon stock option exercises	24	512
Proceeds from issuance of stock from employee stock purchase plan	31	48
Payments to CVR Holders	(85)	—
Net cash provided by financing activities	37,976	232,196
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,506)	204,766
Cash, cash equivalents and restricted cash at beginning of period	243,445	38,679
Cash, cash equivalents and restricted cash at end of period	$220,939	$243,445
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	25,481	$27,351
Issuance of common shares in partial settlement of CVR liability	2,043	$6,944

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

On August 28, 2020, the Company sold its assets, rights and interests relating to its Bolt-on Chimeric Receptor (“BOXR”) technology and Autologous Cell Therapy Industrial Automation (“ACTIA”) technology (collectively, the “BOXR Platform”), to Sotio LLC (“Sotio”) (the “BOXR Platform Transaction”), pursuant to an asset purchase agreement by and among the Company, Sotio and Sotio NV as Guarantor (the “BOXR Platform Purchase Agreement”). Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay the Company total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 on the Closing Date and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office. No amounts related to the potential future milestone payments to be received from Sotio have been recognized as of December 31, 2021.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. As of December 31, 2021, the Company sold 3,954,900 shares of common stock under the Sales Agreement with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $72.3 million for the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $271.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of the CVR liability and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

The spread of COVID-19 has caused the Company to modify its business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and it expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, the patients it serves and other business partners in light of COVID-19. Potential impacts to the Company’s business include temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments and operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, and its ability to raise capital. As of December 31, 2021, there have been no material impacts to the Company. As the impact of COVID-19 continues to unfold, the Company will make continual assessments of the situation, as the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations in the future is uncertain.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

Convertible Preferred Stock

The Company records shares of non-voting convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and at issuance classified the Series A Preferred Stock outside of shareholders’ equity (deficit) because, if conversion to common stock was not approved by the shareholders, the Series A Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on last trading day prior to the holder’s redemption request. On November 6, 2020, the shareholders approved the conversion of the Series A preferred stock into common stock and as such, since the Series A Preferred Stock was no longer redeemable at the option of the holders for cash, the Company reclassified the Series A Preferred Stock to permanent equity.

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

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.

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

The Company estimates the fair value of stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of its stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a sufficient history of public trading of the Company’s common stock and a lack of sufficient company-specific historical and implied volatility data, the Company has based the estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development and that are publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected life of employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and 2020, there were no elements of other comprehensive loss.

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

	Fair Value Measurements at December 31, 2021 Using:
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

On July 6, 2020, the Company issued a non-transferrable CVR, which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq or sold to the PIPE investors. Holders of the CVR are entitled to receive common shares and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy cell therapy assets for a period of three years from July 2020. In accordance with the terms of the CVR agreement, the payment to CVR holders will be made in shares or cash, depending on the timing of the receipt of the sales proceeds by the Company. For sales proceeds received by the Company prior to December 31, 2020, CVR holders were entitled to receive payment in the form of common shares of the Company. For sales proceeds received by the Company after December 31, 2020 and prior to July 2023, CVR holders are entitled to receive payment in cash.

The Company classifies the CVR as a liability on its consolidated balance sheet. The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the BOXR platform, ACTR platform and other fixed assets based on assumptions at the date of the CVR issuance and each subsequent quarterly period end, less certain permitted deductions. For sales proceeds received by the Company prior to December 31, 2020, the number of common shares to be received by CVR holders was determined by dividing the proceeds received by the Company by the closing price of the Company’s common stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date through February 2021 was used to determine the fair value of the share payments included in the CVR liability. The liability measured at the date of CVR issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the consolidated statement of operations and comprehensive loss. The CVR liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. On August 28, 2020, the Company sold the BOXR Platform and subsequently sold additional fixed assets, triggering a payment to CVR holders. In November 2020, the Company issued 707,938 CVR shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR liability. Any settlement of the remaining CVR liability will be a cash settlement.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2019	$—
Fair value at CVR issuance	11,450
Change in fair value	1,025
CVR settlement	(6,944)
Balance at December 31, 2020	$5,531
Fair value at CVR issuance	—
Change in fair value	(343)
CVR settlement	(2,128)
Balance at December 31, 2021	$3,060

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$1,073	$—
Computer equipment and software	53	53
Furniture and fixtures	85	85
Leasehold improvements	408	408
Construction-in-progress	646	—
Total property and equipment	2,265	546
Accumulated depreciation and amortization	(559)	(412)
Property and equipment, net	$1,706	$134

Depreciation and amortization expense was $0.1 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	3,389	$1,443
Accrued external research and development expense	1,953	2,191
Accrued external manufacturing costs	1,556	161
Accrued professional and consulting services	1,077	677
Other	235	307
	8,210	$4,779

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

The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the exclusive license agreement with Plexxikon for bezuclastinib. In addition, the Company did not obtain any substantive processes or any employees in connection with the acquisition and Kiq was not generating revenue at the time the Merger Agreement was executed. The Company determined that the cost to acquire the assets was $46.9 million, based on the fair value of the consideration issued consisting of the 44,687 shares of Series A Preferred Stock and 1,558,975 shares of common stock valued at $3.52 per share and direct costs of the acquisition of $2.1 million. The acquisition cost was allocated entirely to acquired IPR&D as no other assets or liabilities were acquired. As the assets had not yet received regulatory approval in any territory, the cost attributable to the license agreement was expensed in the Company’s consolidated statements of operations for the year ended December 31, 2020 as the acquired IPR&D had no alternative future use, as determined by Management in accordance with GAAP.

7. Sale of BOXR Assets

On August 28, 2020, the Company sold its assets, rights and interests relating to its BOXR Platform, to Sotio, pursuant to the BOXR Platform Purchase Agreement. Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay the Company total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 million and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office.

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, the BOXR platform did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift with a material effect on the Company’s operations and financial results. The Company accounted for the sale of the BOXR Platform as the sale of a business and recognized a gain of $7.4 million as a component of Other income (expense) on the Company’s consolidated statements of operations and comprehensive loss. The amounts held in escrow of $1.73 million were released and received by the Company on November 30, 2020. No amounts related to the potential future milestone payments have been recognized as of December 31, 2021.

8. Preferred Stock, Series A Non-Voting Convertible Preferred Stock and Common Stock

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through December 31, 2021, 60,036 shares of Series A Preferred Stock, or 36.8% of the issued Series A Preferred Stock, have been converted into 15,009,000 shares of common stock. The 103,289 shares of Series A Preferred Stock outstanding as of December 31, 2021 are convertible into 25,822,250 shares of common stock.

The Company analyzed the conversion provision related to the Series A Preferred Stock and determined the PIPE holders received a contingent beneficial conversion feature (“BCF”) equal to $104.4 million. This amount represents the difference between the Company’s closing stock price at the July 9, 2020 commitment date, $12.04, and the $3.52 conversion price, limited to the actual gross proceeds received of $104.4 million. As the conversion provision was contingent on stockholder approval, the BCF was not recognized until the contingency was resolved. Upon obtaining stockholder approval for the conversion on November 6, 2020, the $104.4 million BCF was recognized in additional paid-in capital and reflected as a deemed preferred stock dividend, increasing the net loss attributable to common stockholders and increasing basic net loss per share.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of December 31, 2021.

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

On November 6, 2020 the Company effected a reverse stock split at a ratio of 1-for-4. All disclosures of common shares, per common share data and preferred stock conversion ratios in the accompanying consolidated financial statements and related notes have been adjusted to reflect the reverse stock split, but not any conversion of Series A Preferred Stock.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. As of December 31, 2021, the Company sold 3,954,900 shares of common stock under the Sales Agreement with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million.

9. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increases on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,752,237 shares effective as of January 1, 2022.

On June 16, 2021, at the Company’s 2021 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Stock Plan to increase the number of shares of common stock issuable under the 2018 Plan by 6,000,000 shares. Upon stockholder approval, in accordance with ASC 718- Compensation- Stock Compensation, a grant date was established for accounting purposes with respect to 3,402,768 options previously granted to employees and non-employee directors during the year ended December 31, 2021, which were subject to stockholder approval of the amendment and restatement of the 2018 Plan. As of December 31, 2021, 3,079,208 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”).  The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan.  A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. The Company has granted 3,021,005 options under the Inducement Plan, of which 1,160,400 were granted during the year ended December 31, 2021. As of December 31, 2021, 728,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2022. In July 2021, 4,497 shares were issued to employees under the ESPP. As of December 31, 2021, 336,919 shares remain available for issuance under the ESPP.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.26%	0.64%
Expected volatility	75.30%	79.13%
Expected dividend yield	—	—
Expected life (in years)	6.21	6.23

Stock Option Activity

The following table summarizes the activity of our 2018 Stock Option and Incentive Plan and the Inducement Plan, excluding performance-based stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,253,033	$11.19
Granted	5,967,582	8.98
Exercised	(15,758)	1.53
Forfeited	(411,231)	14.04
Outstanding as of December 31, 2021	8,793,626	$9.57	9.1	$2,756
Vested and expected to vest as of December 31, 2021	8,793,626	$9.57	9.1	$2,756
Options exercisable as of December 31, 2021	1,354,511	$9.50	8.7	$1,689

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0.1 million and $2.3 million, respectively. The weighted average grant-date fair value of awards granted during the years ended December 31, 2021 and 2020 was $5.93 per share and $5.84 per share, respectively.

Employee Stock Purchase Plan

We estimate the fair value of shares to be issued under the 2018 Employee Stock Purchase Plan using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes information pertaining to stock purchase rights granted under the employee stock purchase plan, during the years indicated:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.06%	1.56%
Expected volatility	66.85%	76.44%
Expected dividend yield	—	—
Expected life (in years)	0.50	0.50

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the years ended December 31, 2021, in thousands:

	Year Ended December 31,
	2021	2020
Stock-based compensation expense by type of award:
Time-based stock options	$11,361	$5,042
Time-based restricted stock units	—	693
Employee stock purchase plan	65	20
Non-employee stock options	260	262
Total	$11,686	$6,017

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$4,392	$2,606
General and administrative expenses	7,294	3,411
Total	$11,686	$6,017

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

As of December 31, 2021, total unrecognized compensation cost related to the unvested stock-based options was $42.4 million, which is expected to be recognized over a weighted average period of 3.12 years.

10. Income Taxes

Income Taxes

During the years ended December 31, 2021 and 2020, the Company recorded no current or deferred income tax benefits for the net operating losses or research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company had no foreign operations.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.9)	(1.7)
Federal and state research and development tax credits	(4.0)	(3.4)
Nondeductible stock compensation	1.4	0.5
IPR&D expense	-	12.3
IRC Section 382 limit on attributes	(0.1)	26.4
Other items	0.5	1.2
Increase in deferred tax asset valuation allowance	26.1	(14.3)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$30,147	$13,618
Research and development and investment tax credits	3,719	856
Accrued expenses	734	374
Capitalized start-up costs	63	76
Capitalized research and development expense	8,529	10,317
Operating lease right-of-use assets	(703)	(1,260)
Operating lease liabilities	800	1,421
Contingent consideration	862	928
Stock compensation	2,257	1,149
Other	279	320
Total deferred tax assets	46,687	27,799
Valuation allowance	(46,687)	(27,799)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $128.8 million and $47.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2021, $125.5 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $3.1 million and $0.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off these gross deferred tax attributes, which were previously fully reserved for, in 2020. As of December 31, 2021, approximately $63.1 million and $3.0 million of federal and state net operating losses, respectively, as well as $10.6 million of future amortization for federal purposes were subject to the July 6 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 7, 2020 to December 1, 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2021 related primarily to the operating losses occurring during the year. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2020 related primarily to the decrease in net operating loss carryforwards and research and development tax credit carryforwards as a result of the limitation under Section 382 and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance as of beginning of year	$27,799	$38,487
Decreases recorded as benefit to income tax provision	—	(10,688)
Increases recorded to income tax provision	18,888	—
Valuation allowance as of end of year	$46,687	$27,799

As of December 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for all years since 2018. The Company’s tax attributes related to years prior to 2018 can still be adjusted under audit. No federal or state tax audits are currently in process.

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

The elements of the lease expense, net of sublease income, were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease cost
Operating lease cost	$2,424	$2,079
Variable lease cost (1)	825	890
Sublease income	(2,468)	(770)
Total lease cost	$781	$2,199

Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,250	$2,947
Remaining lease term	1.33	2.33
Discount rate	9.50%	9.50%

(1)	The variable lease costs for the year ended December 31, 2021 include common area maintenance and other operating charges.

Future minimum lease payments under the operating lease as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	2,497
2023	841
Total future minimum lease payments	3,338
Less: imputed interest	183
Total operating lease liability	$3,155
Included in the consolidated balance sheet:
Current operating lease liability	2,324
Operating lease liability, net of current portion	831
Total operating lease liability	$3,155

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

Boulder Lease payments will begin upon the earlier of (i) substantial completion of the Improvements or (ii) May 1, 2022. The Company will be entitled to 14 months of free rent, followed by an initial Boulder Lease term of 12 years. The Company also has the option to extend the Boulder Lease for three successive five-year terms. Upon the commencement of its obligation to pay rent, the Company will pay the landlord base rent at an initial rate of $40.00 per square foot per year. Rent will be payable in equal monthly installments and subject to 2.5% annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2021.

The Company expects to incur construction costs of $8.0 million to $10.0 million to build out the Boulder facility. The landlord will contribute an aggregate of approximately $6.9 million toward the cost of landlord assets (the “Improvements”), as well as an additional amount of up to approximately $2.3 million in the form of a tenant improvement loan at an annual interest rate of 6%. Any monies borrowed under the tenant improvement loan are required to be repaid over the Boulder Lease term of 12 years.

The Company has determined this is a lease under ASC 842. The Company gained access to the leased space on August 14, 2021, to commence construction of the Improvements. As of December 31, 2021, the Company has determined that it does not have control of the space, as defined in ASC 842, during the construction period and as such, the accounting lease commencement date has not occurred for the Boulder Lease as of December 31, 2021. Therefore, the Company will not record a right-of-use asset or lease liability for the Boulder Lease until the accounting lease commencement date which is expected to be in 2022. The Company has determined the cost of Improvements during the construction period are lessor assets and considered a prepayment of lease under ASC 842. The Company has paid $1.1 million towards the construction of lessor assets, which is included in Other Assets in the consolidated balance sheet as of December 31, 2021.

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones, of which $2.5 million may become payable in the next twelve months as a result of the progression of our on-going clinical studies, and up to $25.0 million upon the satisfaction of certain regulatory milestones.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

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

12. Net Loss per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(72,273)	$(74,808)
Deemed dividend to preferred stockholders	—	(104,400)
Net loss attributable to common stockholders	$(72,273)	$(179,208)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,730,813	11,081,257
Net loss per common share, basic and diluted	$(1.87)	$(16.17)

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

	December 31,
	2021	2020
Stock options to purchase common stock	8,793,626	3,253,033
Series A Preferred Stock	25,822,250	33,061,000
	34,615,876	36,314,033

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.4 million for the year ended December 31, 2021. The Company did not make any matching contributions during the year ended December 31, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of Cogent’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that Cogent’s internal control over financial reporting was effective, as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1(1)

Agreement and Plan of Merger among the Registrant, Utah Merger Sub 1 LLC, Utah Merger Sub 2 LLC and KIQ LLC, dated as of July 6, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 6, 2020)

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-223414) filed on March 19, 2018)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-38443) filed on October 5, 2020)

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on October 5, 2020)

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on November 9, 2020)

3.5

Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Form of Director and Officer Indemnification Agreement

10.2#

Cogent Biosciences, Inc. Amended and Restated 2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38443) filed on June 17, 2021)

10.3#	Cogent Biosciences, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K (File No. 001-38443) filed on March 16, 2021)

10.4#*	Amended and Restated Cogent Biosciences, Inc. Non-Employee Director Compensation Policy

10.5

Purchase Agreement dated as of March 19, 2020 between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed March 20, 2020)

10.6

Registration Rights Agreement dated as of March 19, 2020 between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed March 20, 2020)

10.7(1)

Securities Purchase Agreement among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.8

Registration Rights Agreement between the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.9

Contingent Value Rights Agreement dated as of August 6, 2020 among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on August 10, 2020)

10.10	License Agreement between KIQ LLC and Plexxikon Inc. dated as of May 27, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q/A (File No. 001-38443) filed on October 6, 2020)

10.11

Asset Purchase Agreement dated as of August 28, 2020 among the Registrant, Sotio, LLC and Sotio N.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.12#

Employment Agreement dated as of October 23, 2020, between Cogent Biosciences, Inc. and Andrew Robbins (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q  (File No. 001-38443) filed on November 9, 2020)

10.13#

Separation Agreement dated as of October 22, 2020 between Cogent Biosciences, Inc. and Charles Wilson (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 26, 2020)

10.14#

Cogent Biosciences, Inc. 2020 Inducement Plan and form of option award agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 26, 2020)

10.15#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and John Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.16#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and Jessica Sachs, MD (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.17

Lease by and between Cogent Biosciences, Inc. and BCSP Pearl East Property LLC dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 9, 2021)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	Inline XBRL Instance Document.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

#	Indicates management contract or compensation plan.
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

Date: March 15, 2022	COGENT BIOSCIENCES, INC.

	By:	/s/ Andrew Robbins
Andrew Robbins
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2022:

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