Form 10-Q
period 2022-03-31
Cogent Biosciences, Inc.
filed 2022-05-10
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 45,819,266 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$191,047	$219,684
Prepaid expenses and other current assets	3,686	2,949
Total current assets	194,733	222,633
Operating lease, right-of-use asset	3,197	2,771
Property and equipment, net	2,078	1,706
Restricted cash	1,255	1,255
Other assets	5,606	3,727
Total assets	$206,869	$232,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,015	$3,483
Accrued expenses and other current liabilities	8,409	8,210
CVR liability (Note 3)	3,060	3,060
Operating lease liability	2,395	2,324
Total current liabilities	17,879	17,077
Operating lease liability, net of current portion	1,127	831
Total liabilities	19,006	17,908
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 95,334 and 103,289 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	78,400	85,400
Common stock, $0.001 par value; 150,000,000 shares authorized; 45,819,266 shares and 43,805,922 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	46	44
Additional paid-in capital	411,024	399,713
Accumulated deficit	(301,607)	(270,973)
Total stockholders’ equity	187,863	214,184
Total liabilities and stockholders’ equity	$206,869	$232,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	25,470	8,213
General and administrative	5,948	4,587
Total operating expenses	31,418	12,800
Loss from operations	(31,418)	(12,800)
Other income:
Interest income	107	125
Other income	677	604
Change in fair value of CVR liability	—	343
Total other income	784	1,072
Net loss and comprehensive loss	$(30,634)	$(11,728)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.34)
Weighted average common shares outstanding, basic and diluted	45,105,923	34,879,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$(270,973)	$214,184
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	18,995	—	129	—	129
Issuance of common stock upon exercise of stock options	—	—	5,599	—	9	—	9
Stock-based compensation expense	—	—	—	—	4,175	—	4,175
Net loss	—	—	—	—	—	(30,634)	(30,634)
Balances at March 31, 2022	95,334	$78,400	45,819,266	$46	$411,024	$(301,607)	$187,863

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(18,409)	(16,200)	4,602,250	5	16,195	—	$—
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	$2,043
Issuance of common stock for services	—	—	31,683	—	260	—	$260
Stock-based compensation expense	—	—	—	—	1,521	—	$1,521
Net loss	—	—	—	—	—	(11,728)	$(11,728)
Balances at March 31, 2021	113,835	94,681	37,194,267	37	342,473	(210,428)	$226,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,634)	$(11,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	69	17
Stock-based compensation expense	4,175	1,781
Change in fair value of CVR liability	—	(343)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(737)	1,392
Operating lease, right-of-use asset	491	446
Other assets	(1,879)	—
Accounts payable	532	(417)
Accrued expenses and other current liabilities	199	(2,029)
Operating lease liability	(550)	(485)
Net cash used in operating activities	(28,334)	(11,366)
Cash flows from investing activities:
Purchases of property and equipment	(441)	—
Net cash used in investing activities	(441)	—
Cash flows from financing activities:
Proceeds from issuance of stock from employee stock purchase plan	129	—
Proceeds from issuance of common stock upon stock option exercises	9	—
Payment to CVR Holders	—	(85)
Net cash (used in) provided by financing activities	138	(85)
Net decrease in cash, cash equivalents and restricted cash	(28,637)	(11,451)
Cash, cash equivalents and restricted cash at beginning of period	220,939	243,445
Cash, cash equivalents and restricted cash at end of period	$192,302	$231,994
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$917	$—
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	$7,000	$16,200
Issuance of shares in partial settlement of CVR liability	$—	$2,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases, initially targeting FGFR2 and ErbB2. The Company was incorporated in March 2014 under the laws of the State of Delaware. On October 2, 2020 the Company filed an amendment to its certificate of incorporation to change its name from Unum Therapeutics Inc. to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, the Company’s common stock began trading under the ticker symbol “COGT” and the new CUSIP for the Company’s common stock is 19240Q 201.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $30.6 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $301.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 have been made. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mono, Inc. and Kiq Bio LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of the CVR liability and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
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

The Company classifies the CVR as a liability on its condensed consolidated balance sheet. The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the Bolt-on Chimeric Receptor (“BOXR”) technology and Autologous Cell Therapy Industrial Automation (“ACTIA”) technology (collectively, the “BOXR Platform, Antibody-Coupled T cell Receptor (“ACTR”) technology and other fixed assets based on assumptions at the date of the CVR issuance and each subsequent quarterly period end, less certain permitted deductions. For sales proceeds received by the Company prior to December 31, 2020, the number of common shares to be received by CVR holders was determined by dividing the proceeds received by the Company by the closing price of the Company’s common stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date through February 2021 was used to determine the fair value of the share payments included in the CVR liability. The liability measured at the date of CVR issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the condensed consolidated statement of operations and comprehensive loss. The CVR liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. On August 28, 2020, the Company sold the BOXR Platform and subsequently sold additional fixed assets, triggering a payment to CVR holders. In November 2020, the Company issued 707,938 shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR liability. Any settlement of the remaining CVR liability will be a cash settlement.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2020	$5,531
Change in fair value	(343)
CVR settlement	(2,128)
Balance at December 31, 2021	$3,060
Change in fair value	—
CVR settlement	—
Balance at March 31, 2022	$3,060

During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$1,454	$3,389
Accrued external research and development expense	4,181	1,953
Accrued external manufacturing costs	427	1,556
Accrued professional and consulting services	2,095	1,077
Other	252	235
Total	$8,409	$8,210

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through March 31, 2022, 67,991 shares of Series A Preferred Stock, or 41.6% of the issued Series A Preferred Stock, have been converted into 16,997,750 shares of common stock. The 95,334 shares of Series A Preferred Stock outstanding as of March 31, 2022 are convertible into 23,833,500 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of March 31, 2022.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “SVB Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. Cumulatively, the Company has sold 3,954,900 shares of common stock under the SVB Sales Agreement with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million. No shares were sold under the SVB Sales Agreement in the three months ended March 31, 2022.

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

As of March 31, 2022, 1,518,076 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”).  The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of March 31, 2022, 728,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2022. In January 2022, 18,995 shares were issued to employees under the ESPP. As of March 31, 2022, 442,924 shares remain available for issuance under the ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$1,924	$206
General and administrative expenses	2,251	1,575
Total	$4,175	$1,781

As of March 31, 2022, total unrecognized compensation cost related to the unvested stock-based options was $54.6 million, which is expected to be recognized over a weighted average period of 3.19 years.

7. Commitments and Contingencies

Operating Leases

Corporate Headquarters- Cambridge, MA

The Company leases office and laboratory space in Cambridge, MA for its corporate headquarters under a non-cancelable operating lease (the “Cambridge Lease”) that expires in April 2023, with the Company’s option to extend for an additional five-year term. The Company has the right to terminate the lease in the event of the inability to use the space due to substantial damage while the lessor has the right to terminate the lease for tenant’s default of lease financial obligations. Per the terms of the Cambridge Lease, the Company does not have any residual value guarantees. This extension has not been considered in the determination of the lease liability as the Company is not obligated to exercise its option and it is not reasonably certain that the option will be exercised. The lease payments include fixed lease payments that escalate over the term of the lease on an annual basis. The Cambridge Lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease component and related payments are not included in the right-of-use asset and liability and are reflected as an expense in the period incurred. The discount rate used in determining the lease liability represents the Company’s incremental borrowing rate as the rate implicit in the lease could not be readily determined.

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

Research Facility- Boulder, CO

On July 6, 2021, the Company entered into a lease agreement (the “Original Lease”) pursuant to which the Company leases approximately 38,075 square feet (the “Initial Premises”) in Boulder, CO, which will include office and laboratory space. Subsequently, on March 29, 2022, the Company entered into the First Amendment to the lease agreement (the “First Amendment” and together with the Original Lease, the “Boulder Lease”) pursuant to which the Company leases approximately 6,582 square feet of additional office space on the second floor (the “Expansion Premises”).

The Company expects to incur net construction costs of $8.0 million to $10.0 million for the development of the Initial Premises at the Boulder location. Per the terms of the Original Lease, the landlord will contribute an aggregate of approximately $6.9 million toward the cost of landlord assets (the “Improvements”), as well as an additional amount of up to approximately $2.3 million in the form of a tenant improvement loan at an annual interest rate of 6%. Any monies borrowed under the tenant improvement loan are required to be repaid over the Boulder Lease term. Additionally, under the terms of the First Amendment, the landlord will provide an additional tenant improvement allowance (the “Additional Allowance”) of $0.6 million, of which $0.3 million will be used in the Initial Premises toward the cost of landlord assets. The remaining $0.3 million additional allowance is to be used for work to be performed in the Expansion Premises for the construction of lessee assets.

The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. Boulder Lease payments will begin in June 2023 after an initial free rent period. Rent will be payable in equal monthly installments and subject to annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. The Boulder Lease is an operating lease. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the condensed consolidated balance sheet as of March 31, 2022.

The lease commencement date occurred for a portion of the Expansion Premises in March 2022 as the Company gained access to the space under the terms of the lease. The Company has recorded the right-of-use asset and lease liability for this lease component of $1.1 million as of the lease commencement date.

As of March 31, 2022, the Company has determined that it does not have control of the Initial Premises, as defined in ASC 842, during the construction period and as such, the accounting lease commencement date has not occurred as of March 31, 2022 and the Company will not record a right-of-use asset or lease liability for the Initial Premises until the accounting lease commencement date which is expected to be in the second quarter of 2022. The Company has determined the cost of Improvements during the construction period are lessor assets and considered a prepayment of lease under ASC 842. The Company has paid $1.1 million towards the construction of lessor assets, which is included in Other Assets in the condensed consolidated balance sheet as of March 31, 2022.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

Three Months Ended March 31, 2022
Lease cost
Operating lease cost	$612
Variable lease cost (1)	261
Sublease Income	(652)
Total lease cost	$221

Other information
Cash paid for amounts included in the measurement of lease liabilities	$873
Weighted average remaining lease term	4.25
Weighted average discount rate	8.93%

(1)	The variable lease costs for the three months ended March 31, 2022 include common area maintenance and other operating charges.

Future minimum lease payments under the Cambridge and Boulder operating leases commenced as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining 9 months)	1,885
2023	928
2024	134
2025	138
2026	141
Thereafter	1,370
Total future minimum lease payments	4,596
Less: imputed interest	886
Less: tenant improvement allowance receivable	188
Total operating lease liability	$3,522
Included in the condensed consolidated balance sheet:
Current operating lease liability	$2,395
Operating lease liability, net of current portion	1,127
Total operating lease liability	$3,522

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

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. In April 2022, as a result of the Company’s review of the progression of the Peak study and discussions with Plexxikon, the first milestone clinical milestone was deemed to have been achieved, triggering payment of $2.5 million to Plexxikon in Q2 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or its consolidated financial statements as of December 31, 2021.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(30,634)	$(11,728)
Net loss attributable to common stockholders	$(30,634)	$(11,728)
Denominator:
Weighted average common shares outstanding, basic and diluted	45,105,923	34,879,296
Net loss per common share, basic and diluted	$(0.68)	$(0.34)

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

	March 31,
	2022	2021
Stock options to purchase common stock	12,101,396	4,154,361
Series A Preferred Stock	23,833,500	28,458,750
	35,934,896	32,613,111

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

10. Subsequent Events

Waltham lease agreement

On March 19, 2022, the Company and Cimpress USA Incorporated (the “Cimpress”) entered into a sublease agreement (the “Waltham Sublease”) pursuant to which the Company will sublease approximately 17,749 square feet of office space in Waltham, MA (the “Subleased Space”). The Waltham Sublease became effective on May 5, 2022, upon receiving landlord consent. The Waltham Sublease has a term of four years and four months, commencing June 1, 2022 and expiring September 30, 2026. The Company will pay Cimpress base rent at an initial rate of $42.50 per square foot per year. Rent will be payable in equal monthly installments and subject to $1.00 per square foot annual increases over the term. Additionally, the Company is responsible for reimbursing Cimpress for the Company’s share of the building’s property taxes and operating expenses.

Registration on Form S-3 and ATM Sales Agreement

On May 6, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows the Company to sell from time-to-time up to $300 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities, for its own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75 million through Guggenheim Securities as the sales agent.

On May 6, 2022, the Company filed an Amendment to its February 8, 2021 S-3 Registration Statement to terminate the effectiveness of the registration statement and to remove from registration all securities registered but not sold under the registration statement.

The Company terminated the existing SVB Sales Agreement, effective as of May 5, 2022. The Company will not incur any termination penalties as a result of the termination of the SVB Sales Agreement. No further sales will be made pursuant to the SVB Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib (also known as CGT9486), a selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting FGFR2 and ErbB2.

Pipeline

Our current pipeline is below:

Bezuclastinib

Bezuclastinib has been studied in more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been published in the Journal of American Medical Association and have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial. In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated, potent and selective KIT mutant inhibitor with unique selectivity for KIT D816V and minimal evidence of brain penetration that avoids targeting PDGFR isoforms. In April 2022, additional preclinical data presented at the 2022 American Associated for Cancer Research annual meeting (“AACR”) demonstrated that bezuclastinib potently inhibits A loop-mutations exquisitely selective against other closely related kinases, and differentiates bezuclastinib by its lack of brain penetration. These data support that bezuclastinib inhibits KIT downstream signaling and may drive tumor regressions at clinically achievable doses.

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

In the second quarter of 2021, we initiated APEX, a Phase 2 clinical study of bezuclastinib in patients with AdvSM. APEX is an open-label, global, multicenter study evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. We expect to report initial clinical data the European Hematology Association Annual Congress during the first half of 2022, including safety and tolerability data from patients across each dose cohort, as well as bezuclastinib’s impact on serum tryptase levels, a validated biomarker of mast cell activity.

In the fourth quarter of 2021, we initiated SUMMIT, a randomized, double-blind, placebo-controlled, global Phase 2 clinical trial. The study is designed to evaluate the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis or Smoldering Systemic Mastocytosis.

In November 2021, through a partnership with Serán Biosciences, we announced the development of an updated formulation of bezuclastinib. This formulation is expected to reduce the number of daily tablets, improving the overall patient experience, and is initially being used in our PEAK study.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon. Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. In April 2022, as a result of our review of the progression of the Peak study and discussions with Plexxikon, the first clinical milestone was deemed to have been achieved, triggering a payment of $2.5 million to Plexxikon in Q2 2022.

Patents protecting bezuclastinib include composition of matter claims which have issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions.

Research programs

During the second quarter of 2021, we announced the formation of the Cogent Research Team, a highly experienced discovery and research group. Based in Boulder, Colorado, the Cogent Research Team is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in FGFR. FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. Based on preclinical data presented at AACR in April 2022, our FGFR program has the potential to both spare

FGFR1 inhibition, avoiding related toxicity, as well as potently cover the relevant molecular brake and gatekeeper mutations associated with this target. Additionally, we see an opportunity to provide a more robust molecular response compared to existing therapies. We are advancing a potent, selective FGFR2 inhibitor program toward candidate selection later this year and expect to file this first internally developed Investigational New Drug application (IND) in the second half of 2023. We are also advancing our novel, non-exon 20 ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $30.6 million for the three months ended March 31, 2022 compared to net losses of $11.7 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $301.6 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2022, we had cash and cash equivalents of $191.0 million. Based on our current plans, we expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•

expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants, contractors and contract research organizations (“CROs”);

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

Certain of our direct research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors, CMOs, and CROs in connection with our discovery, preclinical and clinical development activities. We do not allocate employee costs, costs associated with the manufacture of bezuclastinib, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as a result of the costs associated with the expansion of operations to support our on-going discovery, preclinical and clinical activities.

Other Income

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	25,470	8,213	17,257
General and administrative	5,948	4,587	1,361
Total operating expenses	31,418	12,800	18,618
Loss from operations	(31,418)	(12,800)	(18,618)
Other income:
Interest income	107	125	(18)
Other income	677	604	73
Change in fair value of CVR liability	—	343	(343)
Total other income	784	1,072	(288)
Net loss	$(30,634)	$(11,728)	$(18,906)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$13,460	$5,847	7,613
Preclinical research and discovery	2,369	—	2,369
Unallocated expenses:
Personnel related (including stock-based compensation)	7,651	1,469	6,182
Laboratory supplies, facility related and other	1,990	897	1,093
Total research and development expenses	$25,470	$8,213	$17,257

Total research and development expense increased by $17.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and the increase was driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK, and the development of the research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount and increased lab supplies and other facilities costs to support the build-out of the research team.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $5.9 million, compared to $4.6 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount.

Interest Income

Interest income for the three months ended March 31, 2022 and March 31, 2021 was $0.1 million, respectively. The impact of lower average invested balances in the current year was partially offset by higher interest rates in the current year compared to the prior period.

Other Income

Other income, net was $0.7 million in the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021. Other income represents sublease income recognized resulting from the sublease of a portion of our leased office space.

Change in Fair Value of CVR Liability

There was no change in fair value of the CVR liability for the three months ended March 31, 2022. Any settlement of the remaining liability will be a cash settlement.

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

On July 6, 2020, the Company completed its asset acquisition of Kiq Bio LLC (“Kiq”) (the “Kiq Acquisition”), in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), signed and closed on July 6, 2020. Under the terms of the Merger Agreement, at the closing of the Merger, the Company issued the securityholders of Kiq 1,558,975 shares of common stock and 44,687 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). On July 9, 2020, the Company completed a Private Investment in Public Equity (“PIPE”) of 118,638 Series A Non-Voting Convertible Preferred Stock to new and existing investors in exchange for net proceeds of $98.9 million, after deducting commissions and offering costs. Cumulatively, through March 31, 2022, 67,991 shares of Series A Preferred Stock, or 41.6% of the issued Series A Preferred Stock, have been converted into 16,997,750 shares of common stock. The 95,334 shares of Series A Preferred Stock outstanding as of March 31, 2022 are convertible into 23,833,500 shares of common stock, for total common shares outstanding, on an as-converted basis, of 69,652,766.

On February 8, 2021, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows us to sell from time-to-time up to $200.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities, for our own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on February 8, 2021, pursuant to the Form S-3, we entered into a Sales Agreement (the “SVB Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. Cumulatively, through March 31, 2022, 3,954,900 shares have been sold under the SVB Sales Agreement for net proceeds of approximately $38.0 million. During the three months ended March 31, 2022, no shares have been sold under the SVB Sales Agreement.

On May 6, 2022, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows us to sell from time-to-time up to $300 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities, for our own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75 million through Guggenheim Securities as the sales agent.

On May 6, 2022, the Company filed an Amendment to its February 8, 2021 S-3 Registration Statement to terminate the effectiveness of the registration statement and to remove from registration all securities registered but not sold under the registration statement.

We terminated our existing SVB Sales Agreement, effective as of May 5, 2022. We will not incur any termination penalties as a result of the termination of the SVB Sales Agreement. No further sales will be made pursuant to the SVB Sales Agreement.

As of March 31, 2022, we had cash and cash equivalents of $191.0 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(28,334)	$(11,366)
Cash used in investing activities	(441)	—
Net cash (used in) provided by financing activities	138	(85)
Net decrease in cash, cash equivalents and restricted cash	$(28,637)	$(11,451)

Operating Activities

During the three months ended March 31, 2022, operating activities used $28.3 million of cash, primarily resulting from our net loss of $30.6 million and changes in our operating assets and liabilities of $1.9 million, partially offset by net cash provided by net noncash charges of $4.2 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $1.9 million increase in other assets, a $0.7 million increase in prepaid expenses and other current assets, and a $0.6 million decrease in the operating lease liability, partially offset by a $0.7 million increase in accounts payable and accrued expenses and other current liabilities and a $0.5 million decrease in the right-of-use asset.

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

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $0.4 million, consisting of purchases of property and equipment. There were no investing activities for the three months ended March 31, 2021.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, which consisted of the proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

Based on our current plans, we believe that our existing cash and cash equivalents of $191.0 million as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022. The risks described in our Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	First Amendment to Lease by and between Cogent Biosciences, Inc. and BCSP Pearl East Property LLC dated March 29, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
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

COGENT BIOSCIENCES, INC.

Date: May 10, 2022	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)