Form 10-Q
period 2022-06-30
Cogent Biosciences, Inc.
filed 2022-08-09
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 65,758,266 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$325,562	$219,684
Prepaid expenses and other current assets	3,858	2,949
Restricted cash	1,255	—
Total current assets	330,675	222,633
Operating lease, right-of-use asset	26,891	2,771
Property and equipment, net	3,591	1,706
Restricted cash	—	1,255
Other assets	4,895	3,727
Total assets	$366,052	$232,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,492	$3,483
Accrued expenses and other current liabilities	12,049	8,210
CVR liability (Note 3)	3,060	3,060
Operating lease liability	9,057	2,324
Total current liabilities	27,658	17,077
Operating lease liability, net of current portion	19,009	831
Total liabilities	46,667	17,908
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 87,379 and 103,289 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	71,400	85,400
Common stock, $0.001 par value; 150,000,000 shares authorized; 65,707,714 shares and 43,805,922 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	66	44
Additional paid-in capital	584,453	399,713
Accumulated deficit	(336,534)	(270,973)
Total stockholders’ equity	319,385	214,184
Total liabilities and stockholders’ equity	$366,052	$232,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	29,479	12,388	54,949	20,601
General and administrative	6,376	4,904	12,324	9,491
Total operating expenses	35,855	17,292	67,273	30,092
Loss from operations	(35,855)	(17,292)	(67,273)	(30,092)
Other income:
Interest income	272	120	379	245
Other income	656	623	1,333	1,227
Change in fair value of CVR liability	—	—	—	343
Total other income	928	743	1,712	1,815
Net loss and comprehensive loss	$(34,927)	$(16,549)	$(65,561)	$(28,277)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.43)	$(1.39)	$(0.77)
Weighted average common shares outstanding, basic and diluted	49,388,936	38,441,729	47,259,261	36,670,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$(270,973)	$214,184
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	18,995	—	129	—	129
Issuance of common stock upon exercise of stock options	—	—	5,599	—	9	—	9
Stock-based compensation expense	—	—	—	—	4,175	—	4,175
Net loss	—	—	—	—	—	(30,634)	(30,634)
Balances at March 31, 2022	95,334	78,400	45,819,266	46	411,024	(301,607)	187,863
Issuance of common stock and pre-funded warrants in underwritten public offering, net of offering costs of $10.8 million	—		17,899,698	18	161,897		161,915
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998		—
Stock-based compensation expense	—	—	—	—	4,534	—	4,534
Net loss	—	—	—	—	—	(34,927)	(34,927)
Balances at June 30, 2022	87,379	71,400	65,707,714	66	584,453	(336,534)	319,385

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(18,409)	(16,200)	4,602,250	5	16,195	—	—
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	2,043
Issuance of common stock for services	—	—	31,683	—	260	—	260
Stock-based compensation expense	—	—	—	—	1,521	—	1,521
Net loss	—	—	—	—	—	(11,728)	(11,728)
Balances at March 31, 2021	113,835	$94,681	37,194,267	$37	$342,473	$(210,428)	$226,763
Conversion of Series A non-voting preferred stock into common stock	(10,546)	(9,281)	2,636,500	3	9,278	—	—
Stock-based compensation expense	—	—	—	—	2,590	—	2,590
Net loss	—	—	—	—	—	(16,549)	(16,549)
Balances at June 30, 2021	103,289	$85,400	39,830,767	$40	$354,341	$(226,977)	$212,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(65,561)	$(28,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	166	31
Stock-based compensation expense	8,709	4,371
Amortization of operating leases, right-of-use assets	1,064	900
Change in fair value of CVR liability	—	(343)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(909)	(523)
Other assets	(1,168)	(1,970)
Accounts payable	9	1,260
Accrued expenses and other current liabilities	3,173	1,666
Operating lease liability	(273)	(992)
Net cash used in operating activities	(54,790)	(23,877)
Cash flows from investing activities:
Purchases of property and equipment	(1,585)	(123)
Net cash used in investing activities	(1,585)	(123)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock and pre-funded warrants, net of offering costs of $10.8 million	162,115	—
Proceeds from issuance of stock from employee stock purchase plan	129	—
Proceeds from issuance of common stock upon stock option exercises	9	—
Payment to CVR Holders	—	(85)
Net cash (used in) provided by financing activities	162,253	(85)
Net (decrease) increase in cash, cash equivalents and restricted cash	105,878	(24,085)
Cash, cash equivalents and restricted cash at beginning of period	220,939	243,445
Cash, cash equivalents and restricted cash at end of period	$326,817	$219,360
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,184	$—
Supplemental disclosure of noncash investing and financing information:
Offering costs included in accounts payable and accrued expenses	$200	$—
Property & equipment included in accounts payable and accrued expenses	$466	$—
Conversion of Series A Convertible Preferred stock into common shares	$14,000	$25,481
Issuance of shares in partial settlement of CVR liability	$—	$2,043

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $65.6 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $336.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been made. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$265,230	$—	$265,230
Total Assets	$—	$265,230	$—	$265,230
Liabilities:
CVR Liability	$—	$—	$3,060	$3,060
Total Liabilities	$—	$—	$3,060	$3,060

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
CVR Liability	$—	$—	$3,060	$3,060
Total Liabilities	$—	$—	$3,060	$3,060

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

On July 6, 2020, the Company issued a non-transferrable contingent value right (“CVR”), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq Bio LLC (“Kiq”) (the “Kiq Acquisition”) or sold to the Private Investment in Public Equity (“PIPE”) investors. Holders of the CVR are entitled to receive common shares and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy cell therapy assets for a period of three years from July 2020. In accordance with the terms of the CVR agreement, the payment to CVR holders will be made in shares or cash, depending on the timing of the receipt of the sales proceeds by the Company. For sales proceeds received by the Company prior to December 31, 2020, CVR holders were entitled to receive payment in the form of common shares of the Company. For sales proceeds received by the Company after December 31, 2020 and prior to July 2023, CVR holders are entitled to receive payment in cash.

The Company classifies the CVR as a liability on its condensed consolidated balance sheet. The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy cell therapy assets, including the Bolt-on Chimeric Receptor (“BOXR”) technology and Autologous Cell Therapy Industrial Automation technology (collectively, the “BOXR Platform”), Antibody-Coupled T cell Receptor technology and other fixed assets based on assumptions at the date of the CVR issuance and each subsequent quarterly period end, less certain permitted deductions. For sales proceeds received by the Company prior to December 31, 2020, the number of common shares to be received by CVR holders was determined by dividing the proceeds received by the Company by the closing price of the Company’s common stock on July 6, 2020 of $8.80. The closing price of the Company’s common stock at each measurement date through February 2021 was used to determine the fair value of the share payments included in the CVR liability. The liability measured at the date of CVR issuance was recorded as a common stock dividend, returning capital to the legacy stockholders of record as of the close of business on July 6, 2020. Changes in fair value of the liability are recognized as a component of Other income (expense) in the condensed consolidated statement of operations and comprehensive loss. The CVR liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. On August 28, 2020, the Company sold the BOXR Platform and subsequently sold additional fixed assets, triggering a payment to CVR holders. In November 2020, the Company issued 707,938 shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR liability. Any settlement of the remaining CVR liability will be a cash settlement.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2020	$5,531
Change in fair value	(343)
CVR settlement	(2,128)
Balance at December 31, 2021	$3,060
Change in fair value	—
CVR settlement	—
Balance at June 30, 2022	$3,060

During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$3,161	$3,389
Accrued external research and development expense	4,270	1,953
Accrued external manufacturing costs	1,480	1,556
Accrued professional and consulting services	1,577	1,077
Other	1,561	235
Total	$12,049	$8,210

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

Series A Non-Voting Convertible Preferred Stock

On July 6, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Kiq Acquisition and the PIPE. The Certificate of Designation provides for the issuance of shares of Series A Preferred Stock, par value $0.001 per share.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through June 30, 2022, 75,946 shares of Series A Preferred Stock, or 46.5% of the issued Series A Preferred Stock, have been converted into 18,986,500 shares of common stock. The 87,379 shares of Series A Preferred Stock outstanding as of June 30, 2022 are convertible into 21,844,750 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of June 30, 2022.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “SVB Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. Cumulatively, the Company has sold 3,954,900 shares of common stock under the SVB Sales Agreement with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million. No shares were sold under the SVB Sales Agreement in the three and six months ended June 30, 2022. The Company terminated the existing SVB Sales Agreement, effective as of May 5, 2022. The Company did not incur any termination penalties as a result of the termination of the SVB Sales Agreement. No further sales will be made pursuant to the SVB Sales Agreement.

On May 6, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows the Company to sell from time-to-time up to $300.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities, for its own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of June 30, 2022, no shares have been sold under the Sales Agreement.

On June 13, 2022, the Company completed an underwritten public offering of 17,899,698 shares of its common stock at a public offering price of $8.25 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 2,730,000 additional shares of common stock) and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,030,302 shares of its common stock at a purchase price of $8.24 per underlying share. The net proceeds from the offering were approximately $161.9 million, after deducting the underwriting discounts and commissions of $10.4 million and offering expenses of $0.4 million.

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of June 30, 2022, no pre-funded warrants have been exercised.

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

As of June 30, 2022, 1,109,373 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of June 30, 2022, 728,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2022. In January 2022, 18,995 shares were issued to employees under the ESPP. As of June 30, 2022, 442,924 shares remain available for issuance under the ESPP. In July 2022, 30,005 shares were issued to employees under the ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$2,107	$1,008	$4,031	$1,214
General and administrative expenses	2,427	1,582	4,678	3,157
Total	$4,534	$2,590	$8,709	$4,371

As of June 30, 2022, total unrecognized compensation cost related to the unvested stock-based options was $51.6 million, which is expected to be recognized over a weighted average period of 2.94 years.

7. Commitments and Contingencies

Operating Leases

Corporate Headquarters- Cambridge, MA

The Company leases office and laboratory space in Cambridge, MA for its corporate headquarters under a non-cancelable operating lease (the “Cambridge Lease”) that expires in April 2023.

In August 2020, the Company entered into a sublease (the “Cambridge Sublease Agreement”) for a significant portion of the leased premises for the remaining term of the lease. Under the terms of the Cambridge Sublease Agreement, the sublessee leased approximately 70% of the facility and is responsible for the corresponding percentage of operating lease costs and variable lease costs. Variable lease costs include common area maintenance and other operating charges.

Future Corporate Headquarters- Waltham, MA

On March 19, 2022, the Company and Cimpress USA Incorporated (the “Cimpress”) entered into a sublease agreement (the “Waltham Sublease”) pursuant to which the Company subleases approximately 17,749 square feet of office space in Waltham, MA (the “Subleased Space”), which will serve as the Company’s corporate headquarters beginning in the second half of 2022. The Waltham Sublease became effective on May 5, 2022, upon receiving landlord consent.

The Waltham Sublease has a term of four years and four months, commencing June 1, 2022 and expiring September 30, 2026. The Company will pay Cimpress base rent at an initial rate of $42.50 per square foot per year. Rent will be payable in equal monthly installments and subject to $1.00 per square foot annual increases over the term. Additionally, the Company is responsible for reimbursing Cimpress for the Company’s share of the building’s property taxes and operating expenses. In connection with the Waltham Sublease, the Company provided a cash security deposit to the landlord in an amount of $0.4 million which is recorded in Other Assets in the condensed consolidated balance sheet as of June 30, 2022.

The lease commencement date occurred in May 2022, following landlord consent, as the Company gained access to the space under the terms of the lease. The Company has recorded an initial right-of-use asset and lease liability for this lease component of $2.9 million at the lease commencement date.

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

Per the terms of the Original Lease, the landlord will contribute an aggregate of approximately $6.9 million toward the cost of landlord assets (the “Improvements”), as well as an additional amount of up to approximately $2.3 million in the form of a tenant improvement loan at an annual interest rate of 6%. Any monies borrowed under the tenant improvement loan are required to be repaid over the Boulder Lease term. Additionally, under the terms of the First Amendment, the landlord will provide an additional tenant improvement allowance (the “Additional Allowance”) of $0.6 million, of which $0.3 million will be used in the Initial Premises toward the cost of landlord assets. The remaining $0.3 million additional allowance is to be used for work to be performed in the Expansion Premises for the construction of lessee assets. The Company expects to incur net construction costs of approximately $7.0 million for the development of the Initial Premises at the Boulder location.

The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. Boulder Lease payments will begin in June 2023 after an initial free rent period. Rent will be payable in equal monthly installments and subject to annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. The Boulder Lease is an operating lease. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the condensed consolidated balance sheet as of June 30, 2022.

The lease commencement date occurred for a portion of the Expansion Premises in March 2022 at the date the Company gained access to the space. The Company recorded the initial right-of-use asset and lease liability of $1.1 million as of the lease commencement date for this lease component . The lease commencement dates occurred in June 2022 for both the Initial Premises at the date the construction of lessor assets was substantially complete and the Company gained control of the space and the remaining Expansion Premises at the date the Company gained access to the space. The Company has recorded the initial right-of-use assets and lease liabilities for these lease components of $21.4 million as of the lease commencement date.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

Six Months Ended June 30, 2022
Lease cost
Operating lease cost	$579
Variable lease cost (1)	478
Sublease Income	(1,308)
Total lease cost	$(251)

Other information
Cash paid for amounts included in the measurement of lease liabilities	$1,057
Weighted average remaining lease term	11.24
Weighted average discount rate	8.08%

(1)
The variable lease costs for the six months ended June 30, 2022 include common area maintenance and other operating charges.

Future minimum lease payments under the Cambridge and Boulder operating leases commenced as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining 6 months)	8,496
2023	2,544
2024	2,780
2025	2,841
2026	2,697
Thereafter	19,678
Total future minimum lease payments	39,036
Less: imputed interest	10,707
Less: tenant improvement allowance receivable	263
Total operating lease liability	$28,066
Included in the condensed consolidated balance sheet:
Current operating lease liability	$9,057
Operating lease liability, net of current portion	19,009
Total operating lease liability	$28,066

Under the terms of the Cambridge Lease, the Company issued a $1.3 million letter of credit to the landlord as collateral for the leased facility. The underlying cash collateralizing this letter of credit has been classified as current restricted cash in the accompanying condensed consolidated balance sheets. This is a refundable deposit and not a lease payment. Under the terms of the Cambridge Sublease Agreement, the sublessee obtained a letter of credit for $1.3 million for the benefit of the Company. This has been excluded from the undiscounted cash flows above.

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the Company’s review of the progression of the Peak study and discussions with Plexxikon, the first clinical milestone was deemed to have been achieved, resulting in payment of $2.5 million to Plexxikon during the three months ended June 30, 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or its consolidated financial statements as of December 31, 2021.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(34,927)	$(16,549)	$(65,561)	$(28,277)
Net loss attributable to common stockholders	$(34,927)	$(16,549)	$(65,561)	$(28,277)
Denominator:
Weighted average common shares outstanding, basic and diluted	49,388,936	38,441,729	47,259,261	36,670,353
Net loss per common share, basic and diluted	$(0.71)	$(0.43)	$(1.39)	$(0.77)

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

	June 30,
	2022	2021
Stock options to purchase common stock	12,510,099	7,751,368
Series A Preferred Stock	21,844,750	25,822,250
	34,354,849	33,573,618

In accordance with ASC Topic 260, Earnings Per Share, the 3,030,302 pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Contributions under the plan were approximately $0.4 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our lead drug candidate, bezuclastinib, is designed to target exon 17 mutations found within the KIT receptor tyrosine kinase, including KIT D816V. When KIT D816V remains in a perpetual ‘on’ state it causes mast cells, a type of white blood cell, to accumulate in various internal organs including the bone marrow. The result is an orphan disease called Systemic Mastocytosis (“SM”). Exon 17 mutations have also been found in advanced Gastrointestinal Stromal Tumors (“GIST”), which have a strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a powerful new treatment option for patients with both of these diseases. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting FGFR2 and ErbB2.

Pipeline

Our current pipeline is below:

Bezuclastinib

We are pursuing the development of bezuclastinib in patients living with Advanced Systemic Mastocytosis (“AdvSM”) and Non-Advanced Systemic Mastocytosis (“Non-AdvSM”). The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, there are no available approved therapies, and while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that the disease is highly sensitive to inhibition of the target. Bezuclastinib was specifically designed to selectively inhibit KIT mutations on exon 17, including KIT D816V. In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated, potent and selective KIT mutant inhibitor with unique selectivity for KIT D816V and minimal evidence of brain penetration that avoids targeting PDGFR isoforms. In April 2022, we presented additional preclinical data at the 2022 American Associated for Cancer Research annual meeting (“AACR”) demonstrating that bezuclastinib potently inhibits A loop-mutations exquisitely selective against other closely related kinases, and differentiates bezuclastinib by its lack of brain penetration. These data support that bezuclastinib inhibits KIT downstream signaling and may drive tumor regressions at clinically achievable doses.

APEX is our global, open-label, multi-center, two-part Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive initial clinical data from the ongoing APEX trial at the 2022 European Hematology Association Annual Congress. As of the data cutoff date of May 24, 2022, 11 out of 11 patients treated with bezuclastinib achieved at least a 50% reduction in serum tryptase, with a median reduction of 89%, regardless of prior KIT D816V inhibitor treatment; 8 of 8 bone marrow biopsy-assessed patients achieved at least a 50% bone marrow mast cell reduction and decreases in blood KIT D816V variant allele fraction. Bezuclastinib was generally well-tolerated at all doses and all patients remained on study. We believe that this early data demonstrate a favorable initial safety and tolerability profile with no reported periorbital or peripheral edema, cognitive effects or intracranial bleeding events. The majority of adverse events were Grade 1/2 and seen in no more than one patient with one serious adverse event and no Grade 4 events reported. We plan to present additional data from patients treated in the APEX trial by the end of 2022.

SUMMIT is our randomized, double-blind, placebo-controlled, global Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to evaluate the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis or Smoldering Systemic Mastocytosis. We expect to report initial data from the SUMMIT trial in the first half of 2023.

We are also evaluating bezuclastinib for the treatment of GIST. Bezuclastinib has been studied in more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been published in the Journal of American Medical Association and have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial.

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA has granted orphan drug designation to bezuclastinib for the treatment of GIST. We expect to report lead-in data from the PEAK trial in the first half of 2023.

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

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $65.6 million for the three months ended June 30, 2022 compared to net losses of $28.3 million for the three months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $336.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2022, we had cash and cash equivalents of $325.6 million. Based on our current plans, we expect that our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2025.

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

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021. We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $128.8 million and $47.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2021, $125.5 million is available to be carried forward indefinitely but we are permitted to offset a maximum of 80% of taxable income per year. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $3.1 million and $0.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	29,479	12,388	17,091
General and administrative	6,376	4,904	1,472
Total operating expenses	35,855	17,292	18,563
Loss from operations	(35,855)	(17,292)	(18,563)
Other income:
Interest income	272	120	152
Other income	656	623	33
Total other income	928	743	185
Net loss	$(34,927)	$(16,549)	$(18,378)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$16,072	$6,938	9,134
Preclinical research and discovery	2,601	431	2,170
Unallocated expenses:
Personnel related (including stock-based compensation)	8,095	3,706	4,389
Laboratory supplies, facility related and other	2,711	1,313	1,398
Total research and development expenses	$29,479	$12,388	$17,091

Total research and development expense increased by $17.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and the increase was driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of the research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $1.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This is further driven by increased lab supplies and other facilities costs to support the build-out of the research team.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $6.4 million, compared to $4.9 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $0.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest Income

Interest income for the three months ended June 30, 2022 was $0.3 million, compared to $0.1 million for the three months ended June 30, 2021 . The increase is due to higher average invested balances as well as higher interest rates compared to the prior period.

Other Income

Other income, net was $0.7 million in the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021. Other income represents sublease income recognized resulting from the sublease of a portion of our leased office space.

Change in Fair Value of CVR Liability

There was no change in fair value of the CVR liability for the three months ended June 30, 2022. Any settlement of the remaining liability will be a cash settlement.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$54,949	20,601	34,348
General and administrative	12,324	9,491	2,833
Total operating expenses	67,273	30,092	37,181
Loss from operations	(67,273)	(30,092)	(37,181)
Other income:
Interest income	379	245	134
Other income	1,333	1,227	106
Change in fair value of CVR liability	—	343	(343)
Total other income (expense), net	1,712	1,815	(103)
Net loss	$(65,561)	$(28,277)	$(37,284)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$29,533	$12,785	16,748
Preclinical research and discovery	4,969	431	4,538
Unallocated expenses:
Personnel related (including stock-based compensation)	15,747	5,174	10,573
Laboratory supplies, facility related and other	4,700	2,211	2,489
Total research and development expenses	$54,949	$20,601	$34,348

Total research and development expense increased by $34.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and the increase was driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of the research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $2.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This is further driven by increased lab supplies and other facilities costs to support the build-out of the research team.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $12.3 million, compared to $9.5 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $1.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest Income

Interest income for the six months ended June 30, 2022 was $0.4 million, compared to $0.2 million for the six months ended June 30, 2021. The increase is due to higher average invested balances as well as higher interest rates compared to the prior period.

Other Income

Other income, net was $1.3 million in the three months ended June 30, 2022, compared to $1.2 million for the three months ended June 30, 2021. Other income represents sublease income recognized resulting from the sublease of a portion of our leased office space.

Change in Fair Value of CVR Liability

There was no change in fair value of the CVR liability for the three months ended June 30, 2022. Any settlement of the remaining liability will be a cash settlement.

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

On May 6, 2022, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows us to sell from time-to-time up to $300.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities, for our own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of June 30, 2022, no shares have been sold under the Sales Agreement.

On June 13, 2022, we completed an underwritten public offering of 17,899,698 shares of our common stock at a public offering price of $8.25 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 2,730,000 additional shares of common stock) and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,030,302 shares of our common stock at a purchase price of $8.24 per underlying share. The net proceeds from the offering were approximately $161.9 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

After completion of the financing and as of June 30, 2022, the Company has 90,582,766 shares outstanding on a fully diluted and as-converted basis, including the 65,707,714 shares of common stock outstanding, the 3,030,302 pre-funded warrants that are exercisable for shares of common stock, and the 87,379 shares of Series A Preferred stock, which are convertible into 21,844,750 shares of common stock.

As of June 30, 2022, we had cash and cash equivalents of $325.6 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(54,790)	$(23,877)
Cash used in investing activities	(1,585)	(123)
Net cash (used in) provided by financing activities	162,253	(85)
Net (decrease) increase in cash, cash equivalents and restricted cash	$105,878	$(24,085)

Operating Activities

During the six months ended June 30, 2022, operating activities used $54.8 million of cash, primarily resulting from our net loss of $65.6 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.8 million and by net noncash charges of $9.9 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $3.2 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.2 million increase in other assets, a $0.9 million increase in prepaid expenses and other current assets, and a $0.3 million decrease in the operating lease liability.

During the six months ended June 30, 2021, operating activities used $23.9 million of cash, primarily resulting from our net loss of $28.3 million and by net cash used in changes in our operating assets and liabilities of $0.6 million, partially offset by net noncash charges of $5.0 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $0.5 million increase in prepaid expenses and other current assets, a $2.0 million increase in other assets and a $1.0 million decrease in the operating lease liability, partially offset by a $2.9 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities was $1.6 million and $0.1 million respectively, which consisted primarily of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $162.3 million, which consisted of $162.1 million in proceeds from the issuance of common stock and pre-funded warrants in an underwritten public offering, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

Based on our current plans, we believe that our existing cash and cash equivalents of $325.6 million as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended June 30, 2022, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

A description of our commitments and contingencies is disclosed in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
1.1

Sales Agreement, by and between the Company and Guggenheim Securities LLC, dated May 6, 2022 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264773) filed on May 6, 2022)

4.1	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

10.1*	Sublease by and between Cogent Biosciences, Inc. and Cimpress USA Incorporated dated March 19, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

COGENT BIOSCIENCES, INC.

Date: August 9, 2022	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)