Form 10-Q
period 2022-09-30
Cogent Biosciences, Inc.
filed 2022-11-14
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38443

Cogent Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5308248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

275 Wyman Street, 3rd Floor Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip code)

(617) 945-5576

(Registrant’s telephone number, including area code)

200 Cambridge Park Drive, Suite 2500

Cambridge, Massachusetts 02140

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

As of November 11, 2022, there were 69,893,434 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

i

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Item 1A. “Risk Factors.” Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

Cogent Biosciences, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$140,568	$219,684
Marketable securities	148,526	$—
Prepaid expenses and other current assets	6,068	2,949
Restricted cash	1,255	—
Total current assets	296,417	222,633
Operating lease, right-of-use asset	23,832	2,771
Property and equipment, net	6,543	1,706
Restricted cash	—	1,255
Other assets	4,768	3,727
Total assets	$331,560	$232,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,093	$3,483
Accrued expenses and other current liabilities	14,384	8,210
CVR liability (Note 3)	3,060	3,060
Operating lease liability	2,014	2,324
Total current liabilities	23,551	17,077
Operating lease liability, net of current portion	18,067	831
Total liabilities	41,618	17,908
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 81,050 and 103,289 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	65,830	85,400
Common stock, $0.001 par value; 150,000,000 shares authorized; 69,857,972 shares and 43,805,922 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	70	44
Additional paid-in capital	595,801	399,713
Accumulated other comprehensive loss	(163)	—
Accumulated deficit	(371,596)	(270,973)
Total stockholders’ equity	289,942	214,184
Total liabilities and stockholders’ equity	$331,560	$232,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	29,936	14,798	84,885	35,399
General and administrative	6,885	5,021	19,209	14,512
Total operating expenses	36,821	19,819	104,094	49,911
Loss from operations	(36,821)	(19,819)	(104,094)	(49,911)
Other income:
Interest income	1,500	115	1,879	360
Other income, net	259	620	1,592	1,847
Change in fair value of CVR liability	—	—	—	343
Total other income, net	1,759	735	3,471	2,550
Net loss	$(35,062)	$(19,084)	$(100,623)	$(47,361)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.48)	$(1.84)	$(1.25)
Weighted average common shares outstanding, basic and diluted	69,576,359	39,848,943	54,780,041	37,741,526
Comprehensive loss:
Net loss	$(35,062)	$(19,084)	$(100,623)	$(47,361)
Other comprehensive loss
Net unrealized losses on marketable securities	(163)	—	(163)	—
Total other comprehensive loss	(163)	—	(163)	—
Comprehensive loss	$(35,225)	$(19,084)	$(100,786)	$(47,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$—	$(270,973)	$214,184
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	18,995	—	129	—	—	129
Issuance of common stock upon exercise of stock options	—	—	5,599	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	4,175	—	—	4,175
Net loss	—	—	—	—	—	—	(30,634)	(30,634)
Balances at March 31, 2022	95,334	78,400	45,819,266	46	411,024	—	(301,607)	187,863
Issuance of common stock and pre-funded warrants in underwritten public offering, net of offering costs of $10.8 million	—	—	17,899,698	18	161,897	—	—	161,915
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998	—	—	—
Stock-based compensation expense	—	—	—	—	4,534	—	—	4,534
Net loss	—	—	—	—	—	—	(34,927)	(34,927)
Balances at June 30, 2022	87,379	71,400	65,707,714	66	584,453	—	(336,534)	319,385
Conversion of Series A non-voting preferred stock into common stock	(6,329)	(5,570)	1,582,250	2	5,568	—	—	$—
Pre-funded warrant exercise	—	—	2,424,242	2	22	—	—	$24
Issuance of common stock under Employee Stock Purchase Plan	—	—	30,005	—	222	—	—	222
Issuance of common stock upon exercise of stock options	—	—	113,761	—	914	—	—	914
Net unrealized losses on marketable securities	—	—	—	—	—	(163)	—	(163)
Stock-based compensation expense	—	—	—	—	4,622	—	—	4,622
Net loss	—	—	—	—	—	—	(35,062)	(35,062)
Balances at September 30, 2022	81,050	65,830	69,857,972	70	595,801	(163)	(371,596)	289,942

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(18,409)	(16,200)	4,602,250	5	16,195	—	—
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	2,043
Issuance of common stock for services	—	—	31,683	—	260	—	260
Stock-based compensation expense	—	—	—	—	1,521	—	1,521
Net loss	—	—	—	—	—	(11,728)	(11,728)
Balances at March 31, 2021	113,835	$94,681	37,194,267	$37	$342,473	$(210,428)	$226,763
Conversion of Series A non-voting preferred stock into common stock	(10,546)	(9,281)	2,636,500	3	9,278	—	—
Stock-based compensation expense	—	—	—	—	2,590	—	2,590
Net loss	—	—	—	—	—	(16,549)	(16,549)
Balances at June 30, 2021	103,289	$85,400	39,830,767	$40	$354,341	$(226,977)	$212,804
Issuance of common stock upon exercise of stock options	—	—	15,758	—	24	—	24
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,497	—	31	—	31
Stock-based compensation expense	—	—	—	—	3,463	—	3,463
Net loss	—	—	—	—	—	(19,084)	(19,084)
Balances at September 30, 2021	103,289	$85,400	39,851,022	$40	$357,859	$(246,061)	$197,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(100,623)	$(47,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	422	79
Stock-based compensation expense	13,331	7,834
Amortization of operating leases, right-of-use assets	4,519	1,366
Change in fair value of CVR liability	—	(343)
Net amortization (accretion) of premiums (discounts) on marketable securities	(456)	—
Right-of-use asset impairment	(396)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,119)	(1,894)
Other assets	(1,041)	(2,036)
Accounts payable	610	3,617
Accrued expenses and other current liabilities	5,781	2,268
Operating lease liability	(8,258)	(1,516)
Net cash used in operating activities	(89,230)	(37,986)
Cash flows from investing activities:
Purchases of property and equipment	(4,896)	(1,286)
Purchases of marketable securities	(148,233)	—
Net cash used in investing activities	(153,129)	(1,286)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock and pre-funded warrants, net of offering costs of $10.8 million	161,945	—
Proceeds from issuance of stock from employee stock purchase plan	351	31
Proceeds from issuance of common stock upon stock option exercises	923	24
Proceeds from pre-funded warrant exercises	24	—
Payment to CVR Holders	—	(85)
Net cash (used in) provided by financing activities	163,243	(30)
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,116)	(39,302)
Cash, cash equivalents and restricted cash at beginning of period	220,939	243,445
Cash, cash equivalents and restricted cash at end of period	$141,823	$204,143
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,184	$—
Supplemental disclosure of noncash investing and financing information:
Offering costs included in accounts payable and accrued expenses	$30	$—
Property & equipment included in accounts payable and accrued expenses	$363	$—
Conversion of Series A Convertible Preferred stock into common shares	$19,570	$25,481
Issuance of shares in partial settlement of CVR liability	$—	$2,043

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $100.6 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $371.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021 have been made. The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Marketable Securities

The Company’s marketable securities, consisting of debt securities, are classified as available-for-sale. Available-for-sale marketable debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, and if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company's marketable securities (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills (due within one year)	$148,689	$5	$(168)	$148,526
	$148,689	$5	$(168)	$148,526

The Company did not hold any marketable securities as of December 31, 2021.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$117,982	$—	$—	$117,982
Marketable securities:
U.S. Treasury bills and notes	$—	$148,526	$—	$148,526
Total Assets	$117,982	$148,526	$—	$266,508
Liabilities:
CVR Liability	$—	$—	$3,060	$3,060
Total Liabilities	$—	$—	$3,060	$3,060

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
CVR Liability	$—	$—	$3,060	$3,060
Total Liabilities	$—	$—	$3,060	$3,060

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

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2020	$5,531
Change in fair value	(343)
CVR settlement	(2,128)
Balance at December 31, 2021	$3,060
Change in fair value	—
CVR settlement	—
Balance at September 30, 2022	$3,060

During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$4,069	$3,389
Accrued external research and development expense	4,860	1,953
Accrued external manufacturing costs	1,536	1,556
Accrued professional and consulting services	2,722	1,077
Other	1,197	235
Total	$14,384	$8,210

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through September 30, 2022, 82,275 shares of Series A Preferred Stock, or 50.4% of the issued Series A Preferred Stock, have been converted into 20,568,750 shares of common stock. The 81,050 shares of Series A Preferred Stock outstanding as of September 30, 2022 are convertible into 20,262,500 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of September 30, 2022.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “SVB Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. Cumulatively, the Company has sold 3,954,900 shares of common stock under the SVB Sales Agreement with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million. The Company terminated the existing SVB Sales Agreement, effective as of May 5, 2022. The Company did not incur any termination penalties as a result of the termination of the SVB Sales Agreement. No shares were sold under the SVB Sales Agreement.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of September 30, 2022, no shares have been sold under the Sales Agreement.

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of September 30, 2022, 2,424,242 pre-funded warrants have been exercised.

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

As of September 30, 2022, 1,034,467 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of September 30, 2022, 728,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2022. In January 2022, 18,995 shares were issued to employees under the ESPP. In July 2022, 30,005 shares were issued to employees under the ESPP. As of September 30, 2022, 412,919 shares remain available for issuance under the ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$2,049	$1,436	$6,080	$2,650
General and administrative expenses	2,573	2,027	7,251	5,184
Total	$4,622	$3,463	$13,331	$7,834

As of September 30, 2022, total unrecognized compensation cost related to the unvested stock-based options was $49.0 million, which is expected to be recognized over a weighted average period of 2.74 years.

7. Commitments and Contingencies

Operating Leases

Corporate Headquarters- Waltham, MA

On March 19, 2022, the Company and Cimpress USA Incorporated (the “Cimpress”) entered into a sublease agreement (the “Waltham Sublease”) pursuant to which the Company subleases approximately 17,749 square feet of office space in Waltham, MA, which serves as the Company’s corporate headquarters. The Waltham Sublease became effective on May 5, 2022.

The Waltham Sublease has a term of four years and four months, commencing June 1, 2022 and expiring September 30, 2026. The Company will pay Cimpress base rent at an initial rate of $42.50 per square foot per year. Rent will be payable in equal monthly installments and subject to $1.00 per square foot annual increases over the term. Additionally, the Company is responsible for reimbursing Cimpress for the Company’s share of the building’s property taxes and operating expenses. In connection with the Waltham Sublease, the Company provided a cash security deposit to the landlord in an amount of $0.4 million which is recorded in Other Assets in the condensed consolidated balance sheet as of September 30, 2022.

The lease commencement date occurred in May 2022, following landlord consent, as the Company gained access to the space under the terms of the lease. The Company has recorded a right-of-use asset and lease liability for this lease component of $2.9 million at the lease commencement date.

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

Per the terms of the Original Lease, the landlord will contribute an aggregate of approximately $6.9 million toward the cost of landlord assets (the “Improvements”), as well as an additional amount of up to approximately $2.3 million in the form of a tenant improvement loan at an annual interest rate of 6%. Any monies borrowed under the tenant improvement loan are required to be repaid over the Boulder Lease term. Additionally, under the terms of the First Amendment, the landlord will provide an additional tenant improvement allowance (the “Additional Allowance”) of $0.6 million, of which $0.3 million will be used in the Initial Premises toward the cost of landlord assets. The remaining $0.3 million Additional Allowance is to be used for work to be performed in the Expansion Premises for the construction of lessee assets. The Company incurred net construction costs of approximately $7.0 million for the development of the Initial Premises at the Boulder location.

The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. Boulder Lease payments will begin in June 2023 after an initial free rent period. Rent will be payable in equal monthly installments and subject to annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. The Boulder Lease is an operating lease. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the condensed consolidated balance sheet as of September 30, 2022.

The Company has recorded the initial right-of-use assets and lease liabilities for the lease components of $22.3 million as of the lease commencement dates.

Former Corporate Headquarters- Cambridge, MA

The Company leases office and laboratory space in Cambridge, MA under a non-cancelable operating lease (the “Cambridge Lease”) that expires in April 2023.

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

The Company recorded a right-of-use impairment charge of $0.4 million during the three and nine months ended September 30, 2022, following the move of the Corporate Headquarters from Cambridge, MA to Waltham, MA.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

Nine Months Ended September 30, 2022
Lease cost
Operating lease cost	$7,286
Variable lease cost (1)	736
Sublease Income	(1,962)
Total lease cost	$6,060

Other information
Cash paid for amounts included in the measurement of lease liabilities	$8,022
Weighted average remaining lease term	10.70
Weighted average discount rate	8.07%

(1)
The variable lease costs for the nine months ended September 30, 2022 include common area maintenance and other operating charges.

Future minimum lease payments under the Cambridge and Boulder operating leases commenced as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining 3 months)	2,510
2023	2,544
2024	2,780
2025	2,841
2026	2,697
Thereafter	19,678
Total future minimum lease payments	33,050
Less: imputed interest	12,706
Less: tenant improvement allowance receivable	263
Total operating lease liability	$20,081
Included in the condensed consolidated balance sheet:
Current operating lease liability	$2,014
Operating lease liability, net of current portion	18,067
Total operating lease liability	$20,081

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

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the Company’s review of the progression of the Peak study and discussions with Plexxikon, the first clinical milestone was deemed to have been achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of September 30, 2022, no other milestone payments have been made or accrued.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or its consolidated financial statements as of December 31, 2021.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(35,062)	$(19,084)	$(100,623)	$(47,361)
Net loss attributable to common stockholders	$(35,062)	$(19,084)	$(100,623)	$(47,361)
Denominator:
Weighted average common shares outstanding, basic and diluted	69,576,359	39,848,943	54,780,041	37,741,526
Net loss per common share, basic and diluted	$(0.50)	$(0.48)	$(1.84)	$(1.25)

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

	September 30,
	2022	2021
Stock options to purchase common stock	12,471,244	8,156,538
Series A Preferred Stock	20,262,500	25,822,250
	32,733,744	33,978,788

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. Contributions under the plan were approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Pipeline

Our current pipeline is below:

INDICATIONS
HIT ID
LEAD GENERATION
LEAD OPTIMIZATION
GLP
IND SUBMISSION
FGFR2
ErbB2 mut
Target 3
Target 4
Target 5
Target 6

Bezuclastinib

Bezuclastinib is a selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. KIT D816V is responsible for driving systemic mastocytosis, a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with GIST, a type of cancer with strong dependence on oncogenic KIT signaling

We are pursuing the development of bezuclastinib in patients living with GIST based on our study of more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from this trial have been published in the Journal of American Medical Association and have been presented at several scientific conferences, including most recently by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc. (“Plexxikon”), a member of the Daiichi Sankyo Group, at the 2018 annual American Society of Clinical Oncology meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial. In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated, potent and selective KIT mutant inhibitor with unique selectivity for KIT D816V and minimal evidence of brain penetration that avoids targeting PDGFR isoforms. In April 2022, we presented additional preclinical data at the 2022 American Associated for Cancer Research annual meeting (“AACR”) demonstrating that bezuclastinib potently inhibits A loop-mutations exquisitely selective against other closely related kinases, and differentiates bezuclastinib by its lack of brain penetration. These data support that bezuclastinib inhibits KIT downstream signaling and may drive tumor regressions at clinically achievable doses.

We are continuing the development bezuclastinib in GIST in our PEAK study. PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA has granted orphan drug designation to bezuclastinib for the treatment of GIST.

In November 2021, through a partnership with Serán Biosciences, we announced the development of an optimized formulation of bezuclastinib, which was used in the PEAK lead-in study. Based on the data from the PEAK lead-in study we have initiated the randomized portion of PEAK using a 600 mg dose of a new formulation of bezuclastinib, which in the lead-in portion of the study demonstrated clinical exposure equivalent to the 1,000 mg original formulation used in our GIST Phase 1/2 clinical trial. Initial safety and pharmacokinetic data from the PEAK lead-in study will be presented at the CTOS annual meeting in November 2022. We expect to present initial efficacy data from the PEAK lead-in study in the first half of 2023.

Along with the development of bezuclastinib in GIST, we are continuing the development of bezuclastinib in patients living with Advanced Systemic Mastocytosis (“AdvSM”) and Non-Advanced Systemic Mastocytosis (“Non-AdvSM”). The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, there are no available approved therapies, and while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed.

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive initial clinical data from the ongoing APEX trial at the 2022 European Hematology Association Annual Congress. As of the data cutoff date of May 24, 2022, 11 out of 11 patients treated with bezuclastinib achieved at least a 50% reduction in serum tryptase, with a median reduction of 89%, regardless of prior KIT D816V inhibitor treatment; 8 of 8 bone marrow biopsy-assessed patients achieved at least a 50% bone marrow mast cell reduction and decreases in blood KIT D816V variant allele fraction. Bezuclastinib was generally well-tolerated at all doses and all patients remained on study. We believe that this early data demonstrates a favorable initial safety and tolerability profile with no reported periorbital or peripheral edema, cognitive effects or intracranial bleeding events. The majority of adverse events were Grade 1/2 and seen in no more than one patient with one serious adverse event and no Grade 4 events reported. We plan to present updated APEX clinical data in an oral presentation at the American Society of Hematology Annual Meeting in December 2022.

SUMMIT is our randomized, double-blind, placebo-controlled, global multi-center Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to evaluate the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis or Smoldering Systemic Mastocytosis. Based on the performance of bezuclastinib’s new formulation in the PEAK lead-in trial, as well as in a healthy normal volunteer study, the SUMMIT trial protocol will be amended to allow for the new formulation to be introduced during the dose exploration phase. We expect to report initial data from the SUMMIT trial in the second half of 2023.

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

Patents protecting bezuclastinib include composition of matter claims which have been issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we intend to file a provisional patent application seeking to protect our new formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043.

Research programs

During the second quarter of 2021, we announced the formation of the Cogent Research Team, a highly experienced discovery and research group. Based in Boulder, Colorado, the Cogent Research Team is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor ("FGFR"). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. Preclinical data presented at EORTC-NCI-AACR in October of 2022, detailed our next-generation fibroblast growth factor receptor 2 ("FGFR2") program. The current series retains potency across all primary, gatekeeper and molecular brake resistance mutations. The disclosure includes an overview of ongoing optimization of the Cogent lead series, pharmacokinetic and pharmacodynamic assessment of an FGFR1-sparing novel molecule, as well as robust efficacy in model of FGFR2 clinical resistance (N549K). We remain on track for an IND in 2023 for a potentially best-in-class, FGFR1-sparing, pan-FGFR2 mutation tyrosine kinase inhibitor with IND enabling studies in early 2023.

We are also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. Currently available oral ErbB2 inhibitors struggle to provide broad mutant coverage while sparing EGFR activity. Our exemplar molecule demonstrates robust cellular inhibition of all key resistance and primary driver mutations, while sparing wild type EGFR target engagement. Preclinical data presented at EORTC-NCI-AACR in October of 2022, focused on a single advanced exemplar compound, which demonstrated dose ascendable pharmacokinetics, robust tumor phospho-ErbB2 suppression (L755S), and superior tumor growth inhibition when compared to the clinical competitor tucatinib.

For both FGFR and ErBB2, we see an opportunity to provide a more robust molecular response compared to existing therapies.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $100.6 million for the nine months ended September 30, 2022 compared to net losses of $47.4 million for the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $371.6 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and increase enrollment for our existing and planned clinical trials for our product candidates;
•
continue to discover and develop additional product candidates, including through the creation of the Cogent Research Team in Boulder, CO, and build out our lab facility in Boulder, CO;
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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $289.1 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2025.

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
•
the future productivity of the Cogent Research Team in Boulder, CO and its ability to discover new product candidates and build our pipeline;
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

Other Income, Net

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	29,936	14,798	15,138
General and administrative	6,885	5,021	1,864
Total operating expenses	36,821	19,819	17,002
Loss from operations	(36,821)	(19,819)	(17,002)
Other income:
Interest income	1,500	115	1,385
Other income, net	259	620	(361)
Total other income, net	1,759	735	1,024
Net loss	$(35,062)	$(19,084)	$(15,978)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$12,824	$6,686	6,138
Preclinical research and discovery	4,310	1,446	2,864
Unallocated expenses:
Personnel related (including stock-based compensation)	9,289	5,218	4,071
Laboratory supplies, facility related and other	3,513	1,448	2,065
Total research and development expenses	$29,936	$14,798	$15,138

Total research and development expense increased by $15.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and the increase was driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This is further driven by increased lab supplies and other facilities costs to support the build-out of the Cogent Research Team.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $6.9 million, compared to $5.0 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $0.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Interest Income

Interest income for the three months ended September 30, 2022 was $1.5 million, compared to $0.1 million for the three months ended September 30, 2021 . The increase is due to higher average invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net was $0.3 million in the three months ended September 30, 2022, compared to $0.6 million for the three months ended September 30, 2021. Other income represents sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space, partially offset by the right-of-use asset impairment charge recorded for this space.

Change in Fair Value of CVR Liability

There was no change in fair value of the CVR liability for the three months ended September 30, 2022. Any settlement of the remaining liability will be a cash settlement.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$84,885	35,399	49,486
General and administrative	19,209	14,512	4,697
Total operating expenses	104,094	49,911	54,183
Loss from operations	(104,094)	(49,911)	(54,183)
Other income:
Interest income	1,879	360	1,519
Other income, net	1,592	1,847	(255)
Change in fair value of CVR liability	—	343	(343)
Total other income, net	3,471	2,550	921
Net loss	$(100,623)	$(47,361)	$(53,262)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$42,357	$19,300	23,057
Preclinical research and discovery	9,280	1,877	7,403
Unallocated expenses:
Personnel related (including stock-based compensation)	25,238	10,408	14,830
Laboratory supplies, facility related and other	8,010	3,814	4,196
Total research and development expenses	$84,885	$35,399	$49,486

Total research and development expense increased by $49.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and the increase was driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $3.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This is further driven by increased lab supplies and other facilities costs to support the build-out of the Cogent Research Team.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $19.2 million, compared to $14.5 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $2.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Interest Income

Interest income for the nine months ended September 30, 2022 was $1.9 million, compared to $0.4 million for the nine months ended September 30, 2021. The increase is due to higher average invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net was $1.6 million in the nine months ended September 30, 2022, compared to $1.8 million for the nine months ended September 30, 2021. Other income represents sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space, partially offset by the right-of-use asset impairment charge recorded for this space.

Change in Fair Value of CVR Liability

There was no change in fair value of the CVR liability for the nine months ended September 30, 2022. Any settlement of the remaining liability will be a cash settlement.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of September 30, 2022, no shares have been sold under the Sales Agreement.

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

As of September 30, 2022, the Company has 90,726,532 shares outstanding on a fully diluted and as-converted basis, including the 69,857,972 shares of common stock outstanding, the 606,060 pre-funded warrants that are exercisable for shares of common stock, and the 81,050 shares of Series A Preferred stock, which are convertible into 20,262,500 shares of common stock.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $289.1 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(89,230)	$(37,986)
Cash used in investing activities	(153,129)	(1,286)
Net cash (used in) provided by financing activities	163,243	(30)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(79,116)	$(39,302)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $89.2 million of cash, primarily resulting from our net loss of $100.6 million and net cash used in changes in our operating assets and liabilities of $6.0 million, partially offset by net noncash charges of $17.4 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $3.1 million increase in prepaid expenses other current assets, a $1.0 million increase in other assets, and a $8.3 million decrease in the operating lease liability partially offset by a $6.4 million increase in accounts payable and accrued expenses and other current liabilities.

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

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $153.1 million which consisted of purchases of property and equipment and marketable securities.

During the nine months ended September 30, 2021, net cash used in investing activities was $1.3 million which consisted primarily of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $163.2 million, which consisted of $161.9 million in proceeds from the issuance of common stock and pre-funded warrants in an underwritten public offering, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, proceeds from the issuance of common stock upon stock option exercises and proceeds from pre-funded warrant exercises.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $289.1 million as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended September 30, 2022, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

A description of our material cash requirements, including commitments for capital expenditures, is described above and disclosed in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As difficulties arise enrolling patients in our clinical trials, clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. As an example, clinical trial site start-up and patient enrollment in our Phase 2 SUMMIT trial has been slower than originally forecast. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including: the patient eligibility criteria defined in the protocol; the size of the patient population required for analysis of the trial’s primary endpoints; and our ability to recruit clinical trial investigators with the appropriate competencies and experience.

In addition, our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Additional delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials.

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

Currently, we have patents issued from our in-licensed portfolio under our license agreement with Plexxikon. in multiple territories, including but not limited to, Australia, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. We also have patent applications pending in Brazil, Egypt and the United States. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. There is no guarantee that patent applications will provide meaningful protection or result in patents being issued and granted.

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

During the nine-months ended September 30, 2022, we increased our headcount from 77 to 121 full time employees through the expansion of our research, development, manufacturing and G&A infrastructure. To manage these organizational changes and growth, we must continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. We must also continue to recruit, train and retain qualified personnel and we may be unable to do so effectively. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our development timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our clinical trials for bezuclastinib. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment and other obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

COGENT BIOSCIENCES, INC.

Date: November 14, 2022	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)