Form 10-K
period 2022-12-31
Cogent Biosciences, Inc.
filed 2023-03-14
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $567.8 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of March 10, 2023, there were 69,946,790 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

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
•
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
•
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
•
We currently rely and for the foreseeable future will continue to rely on third parties to conduct our clinical trials and to assist with various research, discovery, manufacturing and supply activities. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates or discover new product candidates.
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
•
business interruptions resulting from the COVID-19 pandemic or similar public health crises, which could cause a disruption to the development of our product candidates and adversely impact our business;
•
the success, cost, and duration of our product development activities and clinical trials, including the enrollment rates in our clinical trials;
•
the timing of our planned regulatory submissions to the FDA for our bezuclastinib product candidate;
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

ITEM 1. BUSINESS

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib (also known as CGT9486), a selective tyrosine kinase inhibitor designed to target exon 17 mutations found within the KIT receptor tyrosine kinase, including KIT D816V. When KIT D816V remains in a perpetual ‘on’ state it causes mast cells, a type of white blood cell, to accumulate in various internal organs including the bone marrow. This mast cell accumulation results in an orphan disease called Systemic Mastocytosis (“SM”). Exon 17 mutations have also been found in advanced Gastrointestinal Stromal Tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases, and is initially targeting FGFR2 and ErbB2.

We have assembled a management team with extensive experience in the research, development, manufacturing and commercialization of pharmaceutical products, specifically including numerous successful precision medicines for genetically defined diseases. With the support of our board of directors and their expertise, we believe that the Company is well positioned to develop and commercialize novel precision medicines. Beginning with bezuclastinib, our mission is to develop and commercialize pharmaceutical products that improve the lives of patients fighting rare, genetically driven diseases.

Our Strategy

Our vision is to discover, develop, and commercialize best-in-class therapies that have a meaningful impact for patients with genetically defined diseases. The principal components of our strategy include:

•
Explore the clinical utility of bezuclastinib in patients with Advanced Systemic Mastocytosis (“AdvSM”);
•
Explore the clinical utility of bezuclastinib in patients with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”);
•
Explore the clinical utility of bezuclastinib in combination with sunitinib in patients with GIST;
•
Prepare to commercialize bezuclastinib should any or all of the planned clinical trials demonstrate clinical benefit for patients with high unmet medical need;
•
Advance our FGFR2 and ErbB2 preclinical programs, as well as our other undisclosed preclinical programs; and
•
Discover and develop additional precision medicines for patients with genetically defined diseases.

Our Pipeline

Bezuclastinib Overview

Bezuclastinib is designed to target mutations within the KIT receptor tyrosine kinase, including KIT D816V. As a Type I inhibitor, bezuclastinib is designed to selectively bind the active conformation of mutant KIT. In preclinical studies, bezuclastinib has demonstrated comparable potency relative to other FDA-approved KIT mutant inhibitors, and clear selectivity for KIT mutations versus other kinase targets frequently associated with other KIT inhibitors including, but not limited to, FLT3, VEGFR, PDGFRα and CSF1R. In preclinical studies of bezuclastinib, limited blood-brain-barrier penetration was observed, and there have been no clinically significant CNS toxicities identified either preclinically or clinically. This preclinical profile of selectivity against kinases that have been associated with off-target toxicities and limited blood-brain-barrier penetration differentiate bezuclastinib from other KIT mutant inhibitors, and support the potential for a best-in-class clinical profile. The figures below provide a summary of potency and selectivity preclinical data.

Figure 1. Potent Inhibitor of KIT Activation Loop Mutants, Including D816V

HMC-1.2 human mast cells were treated with indicated inhibitors for 1 hour (n = 3 biological replicates) Readout is phosphorylated c-Kit (Human Phospho c-Kit ELISA, R&D Systems)

Figure 2. Selectivity Against Related Kinases

Figure 3. Bezuclastinib Demonstrates Minimal Brain Penetration

We licensed the exclusive worldwide rights to develop and commercialize bezuclastinib from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development and regulatory milestone payments along with mid- to high- single-digit royalty payments.

Bezuclastinib, a potential best-in-class KIT mutant inhibitor, has demonstrated promising clinical activity and safety results in a completed Phase 1/2 clinical trial in patients with GIST and in an on-going Phase 2 clinical trial in patients with AdvSM, supporting accelerated timelines for further development. In 2021, we initiated three clinical trials designed to explore the safety and efficacy of bezuclastinib in patients with AdvSM, Non-AdvSM and GIST. Currently, all three clinical trials are actively recruiting patients.

In 2022, we introduced a new formulation of bezuclastinib, which is currently being used in our clinical trial for patients with GIST and which we expect to incorporate into our SM trials in 2023. In 2022, we also filed a provisional patent application seeking to protect the new formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043.

Clinical Trials and Disease Overviews

Bezuclastinib – SM

SM is driven by KIT D816V mutations causing a perpetual ‘on’ state within mast cells, a type of white blood cell, leading to proliferation and accumulation in various internal organs and bone marrow. Key biomarkers of SM include but are not limited to, elevated serum tryptase, high mass cell burden in bone marrow and the KIT D816V variant allele frequency. As a highly selective and potent KIT inhibitor, bezuclastinib has the potential to provide a new treatment option for patients with SM. SM occurs when mast cells inappropriately accumulate in various internal organs in the body. Approximately 90% of patients present with Non-AdvSM and 10% of patients present with AdvSM a rare, very aggressive form of SM. There are three subtypes of AdvSM: aggressive SM (“ASM”), SM with associated hematologic neoplasm (“SM-AHN”) and mast cell leukemia (“MCL”).

Patients diagnosed with Non-AdvSM, a life-long illness with chronic symptoms including headaches, urticaria pigmentosa, skin lesions, skin redness and warmth (flushing), abdominal pain, bloating, vomiting, diarrhea, and gastroesophageal reflux (“GERD”), that significantly impact the patient’s quality of life. Many patients are also at high risk for severe, life-threatening anaphylactic reactions to various triggers such as insect bites or stings. Patients with Non-AdvSM suffer from a poor quality of life and without any currently approved therapies, are in need of new treatment options.

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

The underlying SM patient population is not yet well understood. The prevalence of SM in the United States is estimated to be up to 30,000 patients, with the prevalence of Non-AdvSM being approximately 25,000 patients. We believe there is a significant unmet medical need for clinically active, well tolerated treatment options for this patient population. We believe bezuclastinib is well suited to meet this need and target the direct underlying cause of SM.

APEX (AdvSM)

We are currently enrolling Part 1 of APEX, our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. We expect to provide an update on the planned initiation of APEX Part 2 based on clinical data from approximately 25-30 patients in APEX Part 1 in mid-2023.

Figure 4. APEX study design graphic

In December 2022, at the 64th American Society of Hematology (ASH) Annual Meeting, we reported positive updated clinical data from the ongoing APEX trial. As of the data cutoff date of October 26, 2022, 16 patients had been treated in Part 1 at one of four dose levels (50 mg BID, 100 mg BID, 200 mg BID or 400 mg QD). Eleven patients were evaluable for response per the modified IWG-MRT-ECNM criteria, and 12 patients were evaluable for response using pure pathological response (PPR) criteria. An objective response rate (ORR) of 89% (including centrally adjudicated confirmed and unconfirmed responses) was achieved in TKI therapy naïve patients, including 67% of patients achieving complete remission (CR), CR with partial hematologic remission (CRh), partial remission (PR) and 22% achieving CR or CRh. An ORR of 73% was achieved in all patients, regardless of prior treatment, and 75% ORR was achieved by PPR criteria, regardless of prior treatment. Additionally, results of key markers of clinical activity were reported from 16 patients.

Figure 5. Early Responses Observed by mIWG-MRT-ECNM and PPR Criteria (Source: ASH conference 2022)

Platelet Counts Observed Over Time in Apex Study
N=14*
Starting Dose
50 mg BID
100 mg BID
200 mg BID
400 mg QD
Platelets (x10⁹/L)
300
250
200
150
100
50
0
C1D1
C2D1
C3D1
C4D1
C5D1
C6D1
C7D1
C8D1
C9D1
C10D1
C11D1
Visit
(C=cycle; D=day)

All patients in Apex were required to have platelet count ≥50 x 10^9/L for 2 weeks prior to the first dose of study drug
**Two patients excluded: (1) due to presence of essential thrombocythemia at baseline; (1) no post-baseline assessment*

Figure 6. Platelet counts observed over time in APEX study (Source: ASH conference 2022)

As of the cut-off date of October 26, 2022, 14 out of 16 patients treated with bezuclastinib achieved at least a 50% reduction in serum tryptase, with a median reduction of 85%, regardless of prior KIT D816V inhibitor treatment; 13 of 13 patients with at least two cycles of treatment achieved at least a 50 % reduction in bone marrow mast cell aggregates, with 10 of these patients achieving complete clearance of bone marrow mast cell aggregates. Also, 11 of 12 patients with baseline D816V mutation and at least two cycles of treatment achieved at least a 50% reduction in blood KIT D816V variant allele fraction by droplet digital polymerase chain reaction. Bezuclastinib was generally well-tolerated at all doses. The majority of adverse events were Grade 1/2 and occurred in no more than one patient. Grade 3 events reported as at least possibly related to bezuclastinib were neutropenia (2 patients), thrombocytopenia (1 patient), anemia (1 patient) and hypersensitivity/mediator flare (1 patient). Importantly, there were no related cognitive effects or bleeding events reported, which have been associated with other KIT inhibitors. Limited low-grade edema was observed, and analysis of platelet counts in bezuclastinib-treated patients showed a limited effect of bezuclastinib on platelet counts.

Figure 7. Reductions in markers of mast cell burden (Source: ASH conference 2022)

SUMMIT (Non-AdvSM)

We are also currently enrolling Part 1 of SUMMIT, a randomized, double-blind, placebo-controlled, global Phase 2 clinical trial. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis (“ISM”) or Smoldering Systemic Mastocytosis (“SSM”), collectively considered as Non-AdvSM. Based on the performance of bezuclastinib’s new formulation in the PEAK lead-in trial, as well as in a healthy normal volunteer study, the SUMMIT trial protocol has been amended to allow for the new formulation to be introduced during the dose optimization phase. We expect to present initial clinical data in patients with Non-AdvSM in the second half of 2023. Clinical data is expected to include safety/tolerability, pharmacokinetics and measures of clinical activity. The below figure shows the current SUMMIT clinical trial design. In March 2023, Cogent received approvals from European regulatory authorities to initiate the SUMMIT trial in patients with Non-AdvSM. Beginning in April 2023, we expect to start activating clinical trial sites across major countries in the European Union.

Figure 8. SUMMIT study design graphic

Bezuclastinib – GIST

GIST is characterized by uncontrolled cell growth in the interstitial cells of the gastrointestinal (“GI”) tract. At diagnosis, about 80% of GIST patients’ tumors are the result of primary KIT mutations. Imatinib is the current standard of care for treating GIST patients in the first line setting, with a median PFS of 19 months. However, the majority of GIST patients eventually develop resistance to imatinib due to secondary KIT mutations, most notably in exon 17 and exon 13. There are an estimated 2,000 to 3,500 patients with imatinib-resistant GIST eligible for treatment each year in the United States. We believe there is a significant unmet medical need for clinically active, well tolerated treatment options for this patient population and results from our clinical trial of bezuclastinib in combination with sunitinib demonstrated the potential for this novel combination to address the underlying drivers of imatinib resistance. The FDA has granted orphan drug designation to bezuclastinib for the treatment of GIST.

Bezuclastinib is designed to be a potent and selective inhibitor of KIT exon 17 mutations. By combining bezuclastinib with sunitinib, a tyrosine kinase inhibitor known to inhibit KIT exon 13 mutations, we believe this combination has the potential to offer a new, active treatment option for imatinib resistant GIST patients.

The safety profile of bezuclastinib was clinically evaluated in approximately 50 GIST patients both as a single agent and as part of a combination therapy. Clinical data from this trial were published in the Journal of American Medical Association (“JAMA”) and were presented at several scientific conferences, including most recently by us at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual CTOS meeting. In November 2020, we presented final results from a Phase 1/2 trial testing the combination of bezuclastinib with sunitinib in 18 heavily pre-treated GIST patients at 2020 CTOS. In the subset of 15 patients who had not been previously treated with bezuclastinib as a single-agent, the estimated mPFS reached 12 months , the confirmed ORR was 20% and the clinical benefit rate (CR+PR+SD) was 80%, with 27% of patients remaining on therapy out 27-34 months. Importantly, there were no dose limiting toxicities in the three dose levels tested, and the most common Treatment Emergent Adverse Events that were grade 3 or higher included anemia (5 patients, 27.8%), hypophosphatemia (3 patients, 16.7%), diarrhea, fatigue, hypertension, and lymphopenia (each 2 patients, 11.1%). Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial.

Demographics and Prior Therapy: Heavily Pretreated GIST Patients treated in Phase 1/2 Trial Testing the Combination of Bezuclastinib with Sunitinib

Figure 9. GIST Phase 1/2 trial demographics (Source: 2020 CTOS annual meeting)

Durable Responses in Patients Treated with Bezuclastinib + Sunitinib

Figure 10. Patient Responses in GIST Phase 1/2 trial ( Source: 2020 CTOS annual meeting)

PEAK (GIST)

We are currently enrolling Part 2 of PEAK, our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib.

Figure 11. PEAK study design graphic

Based on the data from the PEAK lead-in study we initiated the randomized portion of PEAK using a 600 mg dose of our new formulation of bezuclastinib, supplied as 75 mg tablets, which in the lead-in portion of the study demonstrated clinical exposure comparable to the 1,000 mg original formulation used in our GIST Phase 1/2 clinical trial. Initial safety and pharmacokinetic data from the PEAK lead-in study was presented at the CTOS annual meeting in November 2022. We expect to present updated clinical data from refractory GIST patients in the lead-in cohort of the Phase 3 PEAK trial of bezuclastinib plus sunitinib during the first half of 2023.

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

Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor (“FGFR”). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. In October 2022, we reported preclinical data at EORTC-NCI-AACR (“ENA”) annual meeting on a next-generation fibroblast growth factor receptor 2 (“FGFR2”) program, which retains potency across all primary, gatekeeper and molecular brake resistance mutations, including N549K and V564I, while sparing FGFR1 inhibition.

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. Currently available oral ErbB2 inhibitors struggle to provide broad mutant coverage while sparing EGFR activity. In October 2022, presented preclinical data at ENA on a novel ErbB2 mutant selective program which demonstrates robust cellular inhibition of all key resistance and primary driver mutations, including L755S, V842I and S310F/Y, while sparing wild type EGFR target engagement.

For both FGFR and ErBB2, we see an opportunity to provide a more robust molecular response compared to existing therapies. We expect to initiate clinical trials for both of these programs in 2024.

Intellectual Property

One key to our success will be our ability to establish and maintain protection for our product candidates and know-how, in order to enforce and defend our intellectual property rights and to operate without infringing on the rights of others. We rely on our know-how, trade secrets and continuing technological innovation as well as on in-licensing of third-party intellectual property to develop and maintain our proprietary position. Our patent portfolio consists of U.S. patents and foreign patents and patent applications that we in-licensed exclusively from Plexxikon, as well as additional patent applications we have filed on our own.

With the acquisition of Kiq Bio LLC (formerly Kiq LLC) (“Kiq”) on July 6, 2020, we obtained an exclusive, sublicensable, worldwide license to patents and applications owned by Plexxikon pursuant to a license agreement between Plexxikon and Kiq (the “License Agreement”). The licensed patents and applications under the License Agreement cover bezuclastinib, its therapeutic uses, and methods of making bezuclastinib and intermediates. These patents and applications include issued patents in multiple territories, including, but not limited to, Australia, Brazil, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. The pending applications also include patent applications pending in Australia, Brazil, Canada, China, Egypt, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, Philippines, Singapore, South Africa, and the United States. The issued U.S. patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033 and 2034, and the issued foreign patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033, without consideration of potential patent term extensions. Patent applications covering methods of making bezuclastinib and intermediates could potentially provide exclusivity through at least 2041. In 2022, we filed a provisional patent application seeking to protect our new formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043.We may seek to obtain rights under additional patent applications relating to bezuclastinib and its use to treat SM and GIST in the United States and in other countries as we proceed with this development program.

We are not currently a party to and have not been a party to any legal proceedings involving patent rights.

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

Licenses and Third-Party Research Collaborations

License Agreement with Plexxikon Inc.

In July 2020, we obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize bezuclastinib. Under the terms of the License Agreement, we are required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2022, no other milestone payments have been made or are considered probable of occurring.

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

In SM, the only approved drugs for the treatment of AdvSM are Blueprint Medicines Corporation’s ("Blueprint") avapritinib and Novartis AG’s midostaurin. Additionally, Novartis AG’s imatinib is approved for AdvSM patients without the KIT D816V mutation or mutational status unknown. There are currently no approved drugs for the treatment of Non-AdvSM. The most advanced drug candidate for the treatment of Non-AdvSM is Blueprint’s avapritinib, for which Blueprint has submitted a supplement new drug application to the FDA and has a PDUFA date of May 22, 2023. We may also face competition from other drug candidates in pre-clinical or clinical development for SM.

In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression, followed by fourth-line ripretinib for patients who have received three or more prior kinase inhibitors. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRα exon 18 mutation, including PDGFRA D842V mutations only. We may face competition from other drug candidates in pre-clinical or clinical development including, Celldex Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Taiho Pharmaceutical Co. Ltd, Xencor, Inc., Theseus Pharmaceuticals, Inc. and IDRx.

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

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the European Union and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of certain data processing activities to the national data protection authorities and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

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

In conclusion, the GDPR prohibits the transfer of personal data to countries outside of the European Union/EEA (including the United States) that are not considered by the European Commission to provide an adequate level of data protection, except if the data importer meets very specific requirements such as the use of standard contractual clauses (“SCCs”), issued by the European Commission. In this respect recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EU/EEA. For example, on June 4, 2021 the EU Commission issued a new set of SCCs for data transfers from controllers or processors in the EU/EEA to controllers or processors established outside the EU/EEA. These SCCs replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. There were various implementation deadlines linked to the use of these new SCCs, and all contracts incorporating SCCs had to be updated to include the new SCCs by December 27, 2022. On November 11, 2021, the European Data Protection Board has adopted recommendations on such appropriate safeguards that supplement transfer mechanisms (like the SCCs). These recommendations aim to assist data exporters with their duty to identify and implement appropriate supplementary measures where they are needed to ensure an essentially equivalent level of protection to the personal data they transfer to third countries. However, the European Commission published a set of Questions and Answers on May 25, 2022 which provides that the new 2021 SCCs do not work for data importers whose processing operations are subject to the GDPR as they would duplicate, and in part deviate from, obligations that already follow directly from the GDPR. The Commission indicated that it is in the processing of developing an additional set of SCCs for this scenario. This has created a situation where very limited transfer mechanisms exist for use by data importers in third countries such as the United States.

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

On June 28, 2021 the European Commission adopted two adequacy decisions for the United Kingdom – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the European Union to the United Kingdom since the United Kingdom is deemed to have an adequate data protection level. Additionally, following the UK’s withdrawal from the European Union and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR, which is based on the EU GDPR), which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force.

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
•
Directive 2005/28/EC of April 8 2005, laying down principles and detailed guidelines for good clinical practice as regards investigational medicinal products for human use, as well as the requirements for authorization of the manufacturing or importation of such products (the GCP Directive).

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

Human Capital

As of December 31, 2022, we had 138 employees, approximately 62% of whom have an M.D., Ph.D., or other advanced degree. We believe that our future success largely depends upon our continued ability to attract and retain a diverse group of highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material legal proceedings.

Corporate Information

We were incorporated under the laws of the State of Delaware in March 2014 under the name Unum Therapeutics Inc. On April 3, 2018, we completed our initial public offering (IPO) of our common stock under the ticker “UMRX.” On October 2, 2020, we filed an amendment to our certificate of incorporation to change our name to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, our common stock began trading under the ticker symbol “COGT.”

As of December 31, 2022, we had 90,761,994 shares outstanding on a fully diluted and as-converted basis, including the 69,893,434 shares of common stock outstanding, the 606,060 pre-funded warrants that are exercisable for shares of common stock, and the 81,050 shares of Series A Preferred stock, which are convertible into 20,262,500 shares of common stock.

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

If our drug candidates are associated with unacceptable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the unacceptable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of AdvSM and cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, when used in combination with other therapies, our drug candidates could exacerbate adverse events associated with the other therapy. If unexpected side effects are identified during development, we may be required to develop a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals, and marketing and selling approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. For further information, see “Business-Competition,” which discusses the pharmaceutical and biotechnology companies developing or marketing treatments for cancer and hematologic diseases that are competitive with bezuclastinib and the drug candidates we are developing.

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

The precise incidence and prevalence for GIST and SM are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates, which are inherently uncertain. The total addressable market opportunity for bezuclastinib, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our future approved drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

From time to time, we publicly disclose preliminary or “top-line” data from our clinical trials, which is based on a preliminary analysis of then-available data in a summary or “top-line” format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. If additional results from our clinical trials are not viewed favorably, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.

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

In November 2021, we announced an updated formulation of bezuclastinib which is intended to reduce the number of daily tablets required, thereby potentially improving the overall patient experience. This formulation is currently being used in our PEAK trial. The formulation is unproven to date, and there is no guarantee that it will be successful.

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

The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has already affected and may continue to adversely affect our business, financial condition and results of operations, including the below:

•
Our operating plan currently includes efforts to advance bezuclastinib through further clinical development. We currently rely on third parties to, among other things, help conduct our clinical trials, manufacture raw materials, manufacture our product candidates and supply other goods and services to run our business. If our clinical trial sites or any third party in our supply chain for materials is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our development timelines may be delayed and our supply chain may be disrupted, limiting our ability to enroll patients, manufacture our product candidate and conduct our research and development operations.
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

Risks Related to Our Reliance on Third Parties

We currently rely and for the foreseeable future will continue to rely on third parties to conduct our clinical trials and to assist with various research, discovery, manufacturing and supply activities. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates or discover new product candidates.

We depend and will depend upon independent investigators and collaborators, such as medical institutions, contract research organizations (“CROs”), contract manufacturing organizations (“CMO”s) and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. We and these third parties are required to comply with good clinical practices (“GCP”s), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, failure or any failure by these third parties to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf.

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

We are conducting clinical trials with our lead product candidate, bezuclastinib, in patients with GIST, AdvSM and Non-AdvSM. The FDA may not agree with our regulatory plans for initial registration of bezuclastinib in some or all of these indications and may require additional clinical trials to be conducted prior to approval. Our clinical trial results may also not support approval.

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

Risks Related to Our Intellectual Property

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

Currently, we have patents issued from our in-licensed portfolio under our license agreement with Plexxikon. in multiple territories, including but not limited to, Australia, Brazil, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. We also have patent applications pending in Australia, Brazil, Canada, China, Egypt, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, Philippines, Singapore, South Africa, and the United States. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. There is no guarantee that patent applications will provide meaningful protection or result in patents being issued and granted.

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

During the year ended December 31, 2022, we increased our headcount from 77 to 138 full time employees through the expansion of our research, development, manufacturing and G&A infrastructure, and we moved into new offices and labs in Massachusetts and Colorado, respectively. To manage these organizational changes and growth, we must continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. We must also continue to recruit, train and retain qualified personnel and we may be unable to do so effectively. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our development timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. We have written off the deferred tax assets related to these attributes, which were previously fully reserved for, in 2020. As of December 31, 2022, approximately $66.4 million and $2.8 million of federal and state net operating losses, respectively, as well as $7.1 million of future amortization for federal purposes, were subject to the July 6 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. The Company has not performed a Section 382 analysis since December 2020.

Risks Related to Ownership of our Common Stock

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 56% of our outstanding common stock as of December 31, 2022. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of our directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interests of our stockholders.

An active trading market for our common stock may not be sustained.

Given the low trading volumes of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell some or all of their shares at attractive prices, at the times and in the volumes that they would like to sell them, or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Waltham, Massachusetts

Our corporate headquarters are located in Waltham, Massachusetts, where we sublease approximately 17,749 square feet of office space pursuant to a sublease agreement that commenced in June 2022 and expires in September 2026. This facility primarily houses our clinical, regulatory, and administrative personnel.

Boulder, Colorado

We lease approximately 44,657 square feet of office and laboratory space in Boulder, Colorado. The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. This facility primarily houses our research and other administrative personnel.

Cambridge, Massachusetts

We also lease approximately 33,500 square feet of office and laboratory space in Cambridge, Massachusetts pursuant to a lease agreement that commenced in July 2015 and expires in April 2023. This served as our corporate headquarters before moving to our new location in Waltham, Massachusetts. We sublease approximately 70% of this space under the terms of a sublease agreement.

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

Holders of Our Common Stock

As of March 12, 2023, there were approximately 4 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our lead drug candidate, bezuclastinib, is designed to target exon 17 mutations found within the KIT receptor tyrosine kinase, including KIT D816V. When KIT D816V remains in a perpetual ‘on’ state in mast cells, a type of white blood cell, it causes them to accumulate in various internal organs including the bone marrow. The result is an orphan disease called Systemic Mastocytosis (“SM”). Exon 17 mutations have also been found in advanced Gastrointestinal Stromal Tumors (“GIST”), which have a strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for patients with both of these diseases. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases and is initially targeting FGFR2 and ErbB2.

Bezuclastinib

In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated, potent and selective KIT mutant inhibitor with unique selectivity for KIT D816V and minimal evidence of brain penetration that avoids targeting PDGFR isoforms. In April 2022, we presented additional preclinical data at the 2022 American Associated for Cancer Research annual meeting (“AACR”) demonstrating that bezuclastinib potently inhibits A loop-mutations exquisitely selective against other closely related kinases, and differentiates bezuclastinib by its lack of brain penetration. We also presented data supporting that bezuclastinib inhibits KIT downstream signaling and may drive tumor regressions at clinically achievable doses.

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

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive initial clinical data from the ongoing APEX trial at the 2022 European Hematology Association Annual Congress and we presented updated positive clinical data in an oral presentation at the American Society of Hematology Annual Meeting in December 2022. We expect to provide an update on the planned initiation of APEX Part 2 based on clinical data from approximately 25-30 patients in APEX Part 1 in mid-2023.

SUMMIT is our randomized, double-blind, placebo-controlled, global multi-center Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to evaluate the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis or Smoldering Systemic Mastocytosis. Based on the performance of bezuclastinib’s new formulation in the PEAK lead-in trial, as well as in a healthy normal volunteer study, the SUMMIT trial protocol was amended in 2022 to allow for the new formulation to be introduced during the dose exploration phase. We expect to report initial clinical data in patients with Non-AdvSM in the second half of 2023. In March 2023, Cogent received approvals from European regulatory authorities to initiate the SUMMIT trial in patients with Non-AdvSM. Beginning in April 2023, we expect to start activating clinical trial sites across major countries in the European Union.

We are also pursuing the development of bezuclastinib in patients living with GIST based on our study of more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from the Phase 1/2 clinical trial were published in the Journal of American Medical Association and were presented at several scientific conferences, including most recently by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), at the 2018 annual American Society of Clinical Oncology meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial.

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

In November 2021, through a partnership with Serán Biosciences, we announced the development of an optimized formulation of bezuclastinib, which was used in the PEAK lead-in study. Based on the data from the PEAK lead-in study we have initiated the randomized portion of PEAK using a 600 mg dose of a new formulation of bezuclastinib, which in the lead-in portion of the study demonstrated clinical exposure equivalent to the 1,000 mg original formulation used in our GIST Phase 1/2 clinical trial. Initial safety and pharmacokinetic data from the PEAK lead-in study was presented at the CTOS annual meeting in November 2022. We expect to present updated clinical data from refractory GIST patients in the lead-in cohort of the Phase 3 PEAK trial of bezuclastinib plus sunitinib during the first half of 2023.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon. Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the Peak study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022.

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

Research programs

During the second quarter of 2021, we announced the formation of the Cogent Research Team, a highly experienced discovery and research group. Based in Boulder, Colorado, the Cogent Research Team is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor ("FGFR"). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. In October 2022, we reported preclinical data at EORTC-NCI-AACR (ENA) annual meeting on a next-generation fibroblast growth factor receptor 2 (“FGFR2”) program, which retains potency across all primary, gatekeeper and molecular brake resistance mutations, including N549K and V564I, while sparing FGFR1 inhibition.

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. Currently available oral ErbB2 inhibitors struggle to provide broad mutant coverage while sparing EGFR activity. In October 2022, presented preclinical data at ENA on a novel ErbB2 mutant selective program which demonstrates robust cellular inhibition of all key resistance and primary driver mutations, including L755S, V842I and S310F/Y, while sparing wild type EGFR target engagement.

For both FGFR and ErBB2, we see an opportunity to provide a more robust molecular response compared to existing therapies. We expect to initiate clinical trials for both of these programs in 2024.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $140.2 million for the year ended December 31, 2022 compared to net losses of $72.3 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $411.2 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $259.3 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2025.

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

Sublease Income

Sublease income consists of income from subleasing a portion of our former headquarters facilities in Cambridge, Massachusetts.

Other Income, Net

Other income consists of miscellaneous income and expense unrelated to our core operations.

Change in Fair Value of the CVR liability

This consists of changes in the fair value of the CVR liability.

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022. We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $151.9 million and $65.1 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2022, $148.7 million is available to be carried forward indefinitely but we are permitted to offset a maximum of 80% of taxable income per year. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $10.7 million and $1.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$121,627	$55,913	$65,714
General and administrative	26,212	19,638	6,574
Total operating expenses	147,839	75,551	72,288
Loss from operations	(147,839)	(75,551)	(72,288)
Other income:
Interest income	3,989	467	3,522
Other income, net	2,249	2,468	(219)
Change in fair value of CVR liability	1,360	343	1,017
Total other income, net	7,598	3,278	4,320
Net loss	$(140,241)	$(72,273)	$(67,968)

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$61,270	$29,526	$31,744
Preclinical research and discovery	12,957	4,121	8,836
Unallocated expenses:
Personnel related (including stock-based compensation)	35,506	16,809	18,697
Laboratory supplies, facility related and other	11,894	5,457	6,437
Total research and development expenses	$121,627	$55,913	$65,714

Total research and development expense increased by $65.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the increase was driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $4.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This is further driven by increased lab supplies and other facilities costs to support the build-out of the Cogent Research Team.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $26.2 million, compared to $19.6 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $2.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Interest Income

Interest income for the year ended December 31, 2022 was $4.0 million, compared to $0.5 million for the year ended December 31, 2021. The increase in interest income was primarily due to higher average invested balances and higher interest rates in the current year compared to the prior period.

Other Income, Net

Other income, net was $2.2 million in the year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021. Other income represents sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space, partially offset by the right-of-use asset impairment charge of $0.4 million recorded for this space in 2022.

Change in fair value of CVR liability

The change in fair value of CVR liability for year ended December 31, 2022 was $1.4 million, compared to $0.3 million for the year ended December 31, 2021. The increase in the change in fair value of CVR liability was a result of a decrease in the probability of receiving the milestone payments from Sotio prior to the expiration of the CVR.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of December 31, 2022, no shares have been sold under the Sales Agreement.

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

On February 10, 2023, we filed a Form S-3ASR with the SEC (“2023 Shelf Registration”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

As of December 31, 2022, we had 90,761,994 shares outstanding on a fully diluted and as-converted basis, including the 69,893,434 shares of common stock outstanding, the 606,060 pre-funded warrants that are exercisable for shares of common stock, and the 81,050 shares of Series A Preferred stock, which are convertible into 20,262,500 shares of common stock.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $259.3 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. Cogent holds a de minimis amount of cash related balances at Silicon Valley Bank.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(118,638)	$(58,763)
Net cash used in investing activities	(124,718)	(1,719)
Net cash provided by financing activities	163,558	37,976
Net decrease in cash, cash equivalents and restricted cash	$(79,798)	$(22,506)

Operating Activities

During the year ended December 31, 2022, operating activities used $118.6 million of cash, primarily resulting from our net loss of $140.2 million, partially offset by changes in our operating assets and liabilities of $0.8 million and net non-cash charges of $20.9 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $12.0 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $8.7 million decrease in operating lease liabilities, a $1.5 million increase in prepaid expenses and other current assets and a $1.0 million decrease in other assets.

During the year ended December 31, 2021, operating activities used $58.8 million of cash, primarily resulting from our net loss of $72.3 million, partially offset by changes in our operating assets and liabilities of $0.2 million and net non-cash charges of $13.3 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $0.2 million decrease in prepaid expenses and other current assets, a $2.1 million decrease in operating lease liabilities and a $3.7 million decrease in other assets, partially offset by $6.2 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts payable, accrued expenses, and prepaid expenses and other current assets and other assets in all periods were generally due to changes in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $124.7 million, consisting of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

During the year ended December 31, 2021, net cash used in investing activities was $1.7 million, consisting of purchases of property and lab equipment.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $163.6 million which consisted of $161.9 million in proceeds from the issuance of common stock and pre-funded warrants in an underwritten public offering, net of paid offering costs, $1.6 million from the issuance of common stock upon stock option exercises, from the issuance of common stock under the Employee Stock Purchase Plan and from pre-funded warrant exercises.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of our current and any future product candidates and conduct additional research, development and preclinical activities. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, and completion of preclinical studies and clinical trials for our current and future potential product candidates;
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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $259.3 million as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

For performance-based stock options, we begin to recognize expense when we determine that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the date achievement becomes probable, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a sufficient history of public trading of our common stock and a lack of sufficient company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the "simplified" method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We account for forfeitures as they occur.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COGENT BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cogent Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Biosciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2023

We have served as the Company’s auditor since 2015.

COGENT BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$139,886	$219,684
Marketable securities	119,390	—
Prepaid expenses and other current assets	4,435	2,949
Restricted cash	1,255	—
Total current assets	264,966	222,633
Operating lease, right-of-use asset	23,316	2,771
Property and equipment, net	7,783	1,706
Restricted cash	—	1,255
Other assets	4,745	3,727
Total assets	$300,810	$232,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,842	$3,483
Accrued expenses and other current liabilities	17,884	8,210
CVR liability (Note 3)	1,700	3,060
Operating lease liability	1,423	2,324
Total current liabilities	26,849	17,077
Operating lease liability, net of current portion	18,226	831
Total liabilities	45,075	17,908
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 81,050 and 103,289 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	65,830	85,400
Common stock, $0.001 par value; 150,000,000 shares authorized; 69,893,434 shares and 43,805,922 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	70	44
Additional paid-in capital	601,153	399,713
Accumulated other comprehensive loss	(104)	—
Accumulated deficit	(411,214)	(270,973)
Total stockholders’ equity	255,735	214,184
Total liabilities and stockholders’ equity	$300,810	$232,092

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$121,627	$55,913
General and administrative	26,212	19,638
Total operating expenses	147,839	75,551
Loss from operations	(147,839)	(75,551)
Other income:
Interest income	3,989	467
Other income, net	2,249	2,468
Change in fair value of CVR liability	1,360	343
Total other income, net	7,598	3,278
Net loss	$(140,241)	$(72,273)
Net loss per share attributable to common stockholders, basic and diluted	$(2.39)	$(1.87)
Weighted average common shares outstanding, basic and diluted	58,739,713	38,730,813
Comprehensive loss:
Net loss	$(140,241)	$(72,273)
Other comprehensive loss
Net unrealized losses on marketable securities	(104)	—
Total other comprehensive loss	(104)	—
Comprehensive loss	$(140,345)	$(72,273)

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Non-Voting Convertible				Additional	Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$—	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(28,955)	(25,481)	7,238,750	8	25,473	—	—	—
Issuance of common stock for services	—	—	31,683	—	260	—	—	260
Issuance of common stock upon exercise of stock options	—	—	15,758	—	24	—	—	24
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,497	—	31	—	—	31
Issuance of common stock under ATM, net of issuance costs of $1.2 million	—	—	3,954,900	4	38,002	—	—	38,006
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	—	2,043
Stock-based compensation expense	—	—	—	—	11,426	—	—	11,426
Net loss	—	—	—	—	—	—	(72,273)	(72,273)
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$—	$(270,973)	$214,184
Issuance of common stock in underwritten public offering, net of offering costs of $10.8 million	—	—	17,899,698	18	161,897	—	—	161,915
Pre-funded warrant exercise	—	—	2,424,242	2	22	—	—	24
Conversion of Series A non-voting preferred stock into common stock	(22,239)	(19,570)	5,559,750	6	19,564	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	49,000	—	351	—	—	351
Unrealized losses on marketable securities	—	—	—	—	—	(104)	—	(104)
Issuance of common stock from exercises	—	—	154,822	—	1,238	—	—	1,238
Stock-based compensation expense	—	—	—	—	18,368	—	—	18,368
Net loss	—	—	—	—	—	—	(140,241)	(140,241)
Balances at December 31, 2022	81,050	$65,830	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(140,241)	$(72,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	842	147
Stock-based compensation expense	18,368	11,686
Amortization of right-of-use operating lease assets	5,036	1,844
Change in fair value of CVR liability	(1,360)	(343)
Net amortization (accretion) of premiums (discounts) on marketable securities	(1,638)	—
Right-of-use asset impairment	(396)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,486)	(227)
Other assets	(1,018)	(3,727)
Accounts payable	2,359	2,751
Accrued expenses and other current liabilities	9,586	3,431
Operating lease liability	(8,690)	(2,052)
Net cash used in operating activities	(118,638)	(58,763)
Cash flows from investing activities:
Purchases of property and equipment	(6,863)	(1,719)
Purchases of marketable securities	(177,855)	—
Maturities and sales of marketable securities	60,000	—
Net cash used in investing activities	(124,718)	(1,719)
Cash flows from financing activities:
Proceeds from issuance of common stock under ATM, net of issuance costs of $1.2 million	—	38,006
Proceeds from issuance of shares of common stock and pre-funded warrants, net of offering costs of $10.8 million	161,945	—
Proceeds from issuance of common stock upon stock option exercises	1,238	24
Proceeds from pre-funded warrant exercises	24	—
Proceeds from issuance of stock from employee stock purchase plan	351	31
Payments to CVR Holders	—	(85)
Net cash provided by financing activities	163,558	37,976
Net decrease in cash, cash equivalents and restricted cash	(79,798)	(22,506)
Cash, cash equivalents and restricted cash at beginning of period	220,939	243,445
Cash, cash equivalents and restricted cash at end of period	$141,141	$220,939
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	25,184	—
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	19,570	25,481
Offering costs included in accounts payable and accrued expenses	30	—
Property & equipment included in accounts payable and accrued expenses	58	—
Issuance of common shares in partial settlement of CVR liability	—	2,043

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases, and is initially targeting FGFR2 and ErbB2.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $140.2 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $411.2 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mono, Inc. and Kiq Bio LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of the CVR liability and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains most of its cash and cash equivalents at two accredited financial institutions. The Company has not experienced any losses on such accounts and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have and will continue to exceed federally insured limits.

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

Restricted Cash

Restricted cash consists of security deposits in separate restricted bank accounts as required under the terms of the Company’s lease agreement for its former corporate headquarters in Cambridge, Massachusetts, which expires in April 2023.

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

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the assets’ economic benefits. The Company determines the initial classification and measurement of its operating right-of-use assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets. The Company’s only existing leases are for office and laboratory space.

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

For performance-based stock options, the Company begins to recognize expense when it determines that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the date achievement becomes probable, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period.

The Company estimates the fair value of stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of its stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a sufficient history of public trading of the Company’s common stock and a lack of sufficient company-specific historical and implied volatility data, the Company has based the estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development and that are publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected life of employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities. For the year ended December 31, 2021, there were no elements of other comprehensive loss.

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

3. Fair Value Measurements of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$119,494	$—	$(104)	$119,390
	$119,494	$—	$(104)	$119,390

As of December 31, 2022, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022 was $99.5 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the year ended December 31, 2022. The Company did not hold any marketable securities as of December 31, 2021.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$108,829	$—	$—	$108,829
Marketable securities:
U.S. Treasury bills and notes	$—	$119,390	$—	$119,390
Total Assets	$108,829	$119,390	$—	$228,219
Liabilities:
CVR Liability	$—	$—	$1,700	$1,700
Total Liabilities	$—	$—	$1,700	$1,700

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
CVR Liability	$—	$—	$3,060	$3,060
Total Liabilities	$—	$—	$3,060	$3,060

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

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

On August 28, 2020, the Company sold its assets, rights and interests relating to its BOXR Platform, to Sotio. Pursuant to the BOXR Platform Purchase Agreement, Sotio has agreed to pay the Company total cash consideration of up to $11.5 million, consisting of an upfront payment of $8.1 million and potential milestone payments of up to $3.4 million in the aggregate upon the achievement of certain milestones related to the issuance of Specified Claims (as described in the BOXR Platform Purchase Agreement) by the U.S. Patent and Trademark Office and the European Patent Office. The upfront payment was received in 2020. In 2020, the Company also sold additional fixed assets used in the legacy business. Both transactions triggered payment to the CVR holders. In November 2020, the Company issued 707,938 shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR liability. Any settlement of the remaining CVR liability will be a cash settlement.

In the fourth quarter of 2022, the Company updated the probability weighted discounted cash flow assumptions to reflect the current probability of receiving the milestone payments from Sotio prior to the expiration of the CVR. Based on the Company’s assessment of the available information, this update resulted in a decrease in the probability of receiving the milestone payment prior to the expiration of the CVR and a corresponding decrease in the CVR liability. The change in fair value of the liability of $1.4 million was recognized as a component of other income (expense) in 2022.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2020	$5,531
Change in fair value	(343)
CVR settlement	(2,128)
Balance at December 31, 2021	$3,060
Change in fair value	(1,360)
Balance at December 31, 2022	$1,700

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$5,507	$1,073
Computer equipment and software	546	53
Furniture and fixtures	873	85
Leasehold improvements	1,776	408
Construction-in-progress	482	646
Total property and equipment	9,184	2,265
Accumulated depreciation and amortization	(1,401)	(559)
Property and equipment, net	$7,783	$1,706

Depreciation and amortization expense was $0.8 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$6,063	$3,389
Accrued external research and development expense	5,898	1,953
Accrued external manufacturing costs	3,741	1,556
Accrued professional and consulting services	1,778	1,077
Other	404	235
	$17,884	$8,210

6. Preferred Stock, Series A Non-Voting Convertible Preferred Stock and Common Stock

The Company’s authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A Preferred Stock and 9,000,000 of which shares of preferred stock are undesignated.

Series A Non-Voting Convertible Preferred Stock

On July 6, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the 2020 Kiq Acquisition and the PIPE. The Certificate of Designation provides for the issuance of shares of Series A Preferred Stock, par value $0.001 per share.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through December 31, 2022, 82,275 shares of Series A Preferred Stock, or 50.4% of the issued Series A Preferred Stock, have been converted into 20,568,750 shares of common stock. The 81,050 shares of Series A Preferred Stock outstanding as of December 31, 2022 are convertible into 20,262,500 shares of common stock. Subsequent to December 31, 2022, an additional 4,000 shares of Series A Preferred Stock were converted into 1,000,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of December 31, 2022 or 2021.

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

On February 8, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows the Company to sell from time-to-time up to $200.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities, for its own account in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. On May 6, 2022, the Company filed an Amendment to its February 8, 2021 Form S-3 Registration Statement to terminate the effectiveness of the registration statement and to remove from registration all securities registered but not sold under the registration statement.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of December 31, 2022, no shares have been sold under the Sales Agreement.

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In accordance with the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of December 31, 2022, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

7. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increases on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2022, 686,585 shares of common stock remain available for issuance under the 2018 Plan.

The number of authorized shares reserved for issuance under the 2018 Plan was increased by 2,795,737 shares effective as of January 1, 2023. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in the Company's common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of December 31, 2022, 677,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. As of December 31, 2022, 404,268 shares remain available for issuance under the ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2023. In January 2023, 39,228 shares were issued to employees under the ESPP.

Stock Option Valuation

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.2%	1.3%
Expected volatility	72.4%	75.3%
Expected dividend yield	—	—
Expected life (in years)	6.22	6.21

Stock Option Activity

The following table summarizes the activity of our 2018 Stock Option and Incentive Plan and the Inducement Plan, excluding performance-based stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	8,793,626	$9.57
Granted	4,724,584	8.36
Exercised	(154,822)	7.99
Forfeited	(531,617)	8.55
Outstanding as of December 31, 2022	12,831,771	$9.19	8.49	$32,864
Vested and expected to vest as of December 31, 2022	12,831,771	$9.19	8.49	$32,864
Options exercisable as of December 31, 2022	4,639,104	$9.31	8.15	$11,134

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $1.0 million and $0.1 million, respectively. The weighted average grant-date fair value of awards granted during the years ended December 31, 2022 and 2021 was $5.52 per share and $5.93 per share, respectively.

Employee Stock Purchase Plan

The Company estimates the fair value of shares to be issued under the 2018 Employee Stock Purchase Plan using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes information pertaining to stock purchase rights granted under the employee stock purchase plan, during the years indicated:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.3%	0.1%
Expected volatility	64.1%	66.9%
Expected dividend yield	—	—
Expected life (in years)	0.50	0.50

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the years ended December 31, 2022, in thousands:

	Year Ended December 31,
	2022	2021
Stock-based compensation expense by type of award:
Time-based stock options	$18,144	$11,361
Employee stock purchase plan	224	65
Non-employee stock options	—	260
Total	$18,368	$11,686

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$8,510	$4,392
General and administrative expenses	9,858	7,294
Total	$18,368	$11,686

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock-based options was $47.5 million, which is expected to be recognized over a weighted average period of 2.57 years.

8. Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded no current or deferred income tax benefits due to its full valuation allowance. Also, the Company had no foreign operations.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.4)	(2.9)
Federal and state research and development tax credits	(6.1)	(4.0)
Nondeductible stock compensation	1.1	1.4
Other items	(0.2)	0.4
Change in valuation allowance	30.6	26.1
Effective income tax rate	0.0%	0.0%

The Company's net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$36,161	$30,147
Research and development and investment tax credits	12,202	3,719
Accrued expenses	1,676	734
Capitalized research and development expense	33,155	8,529
Operating lease right-of-use assets	(5,922)	(703)
Operating lease liabilities	4,991	800
Contingent consideration	864	862
Stock compensation	4,758	2,257
Other	1,659	342
Total deferred tax assets	89,544	46,687
Valuation allowance	(89,544)	(46,687)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $151.9 million and $65.1 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2022, $148.7 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $10.7 million and $1.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over 5 years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $111.2 million of research and development expenses for the year ended December 31, 2022.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. This limitation resulted in the expiration of federal and state net operating loss carryforwards before utilization of $26.9 million and $79.5 million, respectively, and federal and state research and development tax credit carryforwards before utilization of $6.6 million and $2.0 million, respectively. The Company has written off the deferred tax assets related to these attributes, which were previously fully reserved for, in 2020. As of December 31, 2022, approximately $66.4 million and $2.8 million of federal and state net operating losses, respectively, as well as $7.1 million of future amortization for federal purposes were subject to the July 6 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. The Company has not performed a Section 382 analysis since December 2020.

The Company has not performed a research and development tax credit study. Any change to the Company’s credits as a result of a study would be offset by a change in the valuation allowance.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its net deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its net deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance during the year ended December 31, 2022 primarily related to net operating loss carryforwards and capitalized research and development expenses and the change in the valuation allowance during the year ended December 31, 2021 primarily related to the operating loss carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance as of beginning of year	$46,687	$27,799
Decreases recorded to income tax provision	—	—
Increases recorded to income tax provision	42,857	18,888
Valuation allowance as of end of year	$89,544	$46,687

As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for assessment by the Internal Revenue Service remains open for all years since 2019, with certain states open since 2018. 'The Company's tax attributes related to years prior to 2019 can still be adjusted under audit. No federal or state tax audits are currently in process.

9. Commitments and Contingencies

Operating Leases

Corporate Headquarters- Waltham, MA

On March 19, 2022, the Company and Cimpress USA Incorporated (the “Cimpress”) entered into a sublease agreement (the “Waltham Sublease”) pursuant to which the Company subleases approximately 17,749 square feet of office space in Waltham, Massachusetts, which serves as the Company’s corporate headquarters. The Waltham Sublease became effective on May 5, 2022.

The Waltham Sublease has a term of four years and four months, commencing June 1, 2022 and expiring September 30, 2026. The Company will pay Cimpress base rent at an initial rate of $42.50 per square foot per year. Rent is payable in equal monthly installments and subject to $1.00 per square foot annual increases over the term. Additionally, the Company is responsible for reimbursing Cimpress for the Company’s share of the building’s property taxes and operating expenses. In connection with the Waltham Sublease, the Company provided a cash security deposit to the landlord in an amount of $0.4 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2022.

The lease commencement date occurred in May 2022, following landlord consent, as the Company gained access to the space under the terms of the lease. The Company recorded a right-of-use asset and lease liability for this lease of $2.9 million at the lease commencement date.

Research Facility- Boulder, CO

On July 6, 2021, the Company entered into a lease agreement (the “Original Lease”) pursuant to which the Company leases approximately 38,075 square feet (the “Initial Premises”) in Boulder, Colorado, which includes office and laboratory space. Subsequently, on March 29, 2022, the Company entered into the First Amendment to the lease agreement (the “First Amendment” and together with the Original Lease, the “Boulder Lease”) pursuant to which the Company leases approximately 6,582 square feet of additional office space on the second floor (the “Expansion Premises”).

In accordance with the terms of the Original Lease, the landlord will contribute an aggregate of approximately $6.9 million toward the cost of landlord assets (the “Improvements”), as well as an additional amount of up to approximately $2.3 million in the form of a tenant improvement loan at an annual interest rate of 6%. Any monies borrowed under the tenant improvement loan are required to be repaid over the Boulder Lease term. Additionally, under the terms of the First Amendment, the landlord will provide an additional tenant improvement allowance (the “Additional Allowance”) of $0.6 million, of which $0.3 million will be used in the Initial Premises toward the cost of landlord assets. The remaining $0.3 million Additional Allowance is to be used for work to be performed in the Expansion Premises for the construction of lessee assets. The Company incurred net construction costs of approximately $7.0 million for the development of the Initial Premises at the Boulder location.

The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. Boulder Lease payments will begin in June 2023 after an initial free rent period. Rent will be payable in equal monthly installments and subject to annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. The Boulder Lease is an operating lease. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2022.

The Company recorded the initial right-of-use assets and lease liabilities for the lease of $22.3 million as of the lease commencement dates.

Former Corporate Headquarters- Cambridge, MA

The Company leases office and laboratory space in Cambridge, Massachusetts under a non-cancelable operating lease (the “Cambridge Lease”) that expires in April 2023.

In August 2020, the Company entered into a sublease (the “Cambridge Sublease Agreement”) for a significant portion of the leased premises for the remaining term of the lease. Under the terms of the Cambridge Sublease Agreement, the sublessee leased approximately 70% of the facility and is responsible for the corresponding percentage of operating lease costs and variable lease costs. Variable lease costs include common area maintenance and other operating charges. The Company recorded a right-of-use impairment charge of $0.4 million during year ended December 31, 2022, following the move of the Corporate Headquarters from Cambridge, Massachusetts to Waltham, Massachusetts.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease cost
Operating lease cost	$4,052	$2,424
Variable lease cost (1)	991	825
Sublease income	(2,621)	(2,468)
Total lease cost	$2,422	$781

Other information
Cash paid for amounts included in the measurement of lease liabilities	$8,413	$3,250
Weighted average remaining lease term	10.84	1.33
Weighted average discount rate	8.04%	9.50%

(1)
The variable lease costs for the year ended December 31, 2022 include common area maintenance and other operating charges.

Future minimum lease payments under the Company’s operating leases as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$2,544
2024	2,780
2025	2,841
2026	2,697
2027	2,132
Thereafter	17,546
Total future minimum lease payments	30,540
Less: imputed interest	10,628
Less: tenant improvement allowance receivable	263
Total operating lease liability	$19,649
Included in the consolidated balance sheet:
Current operating lease liability	$1,423
Operating lease liability, net of current portion	18,226
Total operating lease liability	$19,649

Under the terms of the Cambridge Lease, the Company issued a $1.3 million letter of credit to the landlord as collateral for the leased facility. The underlying cash collateralizing this letter of credit has been classified as current restricted cash in the accompanying consolidated balance sheets. This is a refundable deposit and not a lease payment. Under the terms of the Cambridge Sublease Agreement, the sublessee obtained a letter of credit for $1.3 million for the benefit of the Company. This has been excluded from the undiscounted cash flows above.

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2022, no other milestone payments have been made or are considered probable of occurring.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

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

10. Net Loss per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(140,241)	$(72,273)
Net loss attributable to common stockholders	$(140,241)	$(72,273)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,739,713	38,730,813
Net loss per common share, basic and diluted	$(2.39)	$(1.87)

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

	December 31,
	2022	2021
Stock options to purchase common stock	12,831,771	8,793,626
Series A Preferred Stock	20,262,500	25,822,250
	33,094,271	34,615,876

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

11. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.8 million and $0.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of Cogent’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that Cogent’s internal control over financial reporting was effective, as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on October 5, 2020)

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on November 9, 2020)

3.5

Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K (File No. 001-38443) filed on March 15, 2022)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-38443) filed on June 16, 2022)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K (File No. 001-38443) filed on March 15, 2022)

10.2#

Cogent Biosciences, Inc. Amended and Restated 2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on June 17, 2021)

10.3#	Cogent Biosciences, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K (File No. 001-38443) filed on March 16, 2021)

10.4#

Amended and Restated Cogent Biosciences, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K (File No. 001-38443) filed on March 15, 2022)

10.5(1)

Securities Purchase Agreement among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.6

Registration Rights Agreement between the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.7

Contingent Value Rights Agreement dated as of August 6, 2020 among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on August 10, 2020)

10.8	License Agreement between KIQ LLC and Plexxikon Inc. dated as of May 27, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q/A (File No. 001-38443) filed on October 6, 2020)

10.9

Asset Purchase Agreement dated as of August 28, 2020 among the Registrant, Sotio, LLC and Sotio N.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.10

Sales Agreement, by and between the Company and Guggenheim Securities LLC, dated May 6, 2022 (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-264773) filed on May 6, 2022)

10.11

Underwriting Agreement dated as of June 13, 2022, among the Company and Jefferies LLC, Piper Sandler & Co. and Guggenheim Securities, LLC, as the representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 on Form 8-K filed on June 15, 2022)

10.12#

Employment Agreement dated as of October 23, 2020, between Cogent Biosciences, Inc. and Andrew Robbins (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.13#

Cogent Biosciences, Inc. 2020 Inducement Plan and form of option award agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 26, 2020)

10.14#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and John Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.15#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and Jessica Sachs, MD (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.16

Lease by and between Cogent Biosciences, Inc. and BCSP Pearl East Property LLC dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 9, 2021)

10.17

Sublease by and between Cogent Biosciences, Inc. and Cimpress USA Incorporated dated March 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 2022)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	Inline XBRL Instance Document.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Coverage Page Interative Data File (formatted as inline XRBL with applicable taxonomy extensive information contained in Exhibits 101.)

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

Date: March 14, 2023	COGENT BIOSCIENCES, INC.

	By:	/s/ Andrew Robbins
Andrew Robbins
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2023:

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