Form 10-Q
period 2023-03-31
Cogent Biosciences, Inc.
filed 2023-05-09
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 70,946,790 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

5

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$160,698	$139,886
Marketable securities	59,566	119,390
Prepaid expenses and other current assets	4,751	4,435
Restricted cash	1,255	1,255
Total current assets	226,270	264,966
Operating lease, right-of-use asset	23,122	23,316
Property and equipment, net	9,031	7,783
Other assets	4,775	4,745
Total assets	$263,198	$300,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,172	$5,842
Accrued expenses and other current liabilities	16,001	17,884
CVR liability (Note 3)	—	1,700
Operating lease liability	947	1,423
Total current liabilities	21,120	26,849
Operating lease liability, net of current portion	18,515	18,226
Total liabilities	39,635	45,075
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 77,050 and 81,050 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	62,310	65,830
Common stock, $0.001 par value; 150,000,000 shares authorized; 70,946,790 shares and 69,893,434 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	71	70
Additional paid-in capital	610,967	601,153
Accumulated other comprehensive income (loss)	16	(104)
Accumulated deficit	(449,801)	(411,214)
Total stockholders’ equity	223,563	255,735
Total liabilities and stockholders’ equity	$263,198	$300,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$36,038	$25,470
General and administrative	7,199	5,948
Total operating expenses	43,237	31,418
Loss from operations	(43,237)	(31,418)
Other income:
Interest income	2,268	107
Other income, net	682	677
Change in fair value of CVR liability	1,700	—
Total other income, net	4,650	784
Net loss	$(38,587)	$(30,634)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.68)
Weighted average common shares outstanding, basic and diluted	70,734,950	45,105,923
Comprehensive loss:
Net loss	$(38,587)	$(30,634)
Other comprehensive loss:
Net unrealized gains on marketable securities	120	—
Total other comprehensive loss	120	—
Comprehensive loss	$(38,467)	$(30,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	81,050	$65,830	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735
Unrealized gains on marketable securities	—	—	—	—	—	120	—	120
Conversion of Series A non-voting preferred stock into common stock	(4,000)	(3,520)	1,000,000	1	3,519	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,228	—	313	—	—	313
Issuance of common stock upon exercise of stock options	—	—	14,128	—	132	—	—	132
Stock-based compensation expense	—	—	—	—	5,850	—	—	5,850
Net loss	—	—	—	—	—	—	(38,587)	(38,587)
Balances at March 31, 2023	77,050	62,310	70,946,790	71	610,967	16	(449,801)	223,563

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$(270,973)	$214,184
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998	—	—
Issuance of common stock to settle CVR liability	—	—	18,995	—	129	—	129
Issuance of common stock for services	—	—	5,599	—	9	—	9
Stock-based compensation expense	—	—	—	—	4,175	—	4,175
Net loss	—	—	—	—	—	(30,634)	(30,634)
Balances at March 31, 2022	95,334	$78,400	45,819,266	$46	$411,024	$(301,607)	$187,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,587)	$(30,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	529	69
Stock-based compensation expense	5,850	4,175
Amortization of operating leases, right-of-use assets	194	491
Change in fair value of CVR liability	(1,700)	—
Net amortization (accretion) of premiums (discounts) on marketable securities	(1,043)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(316)	(737)
Other assets	(30)	(1,879)
Accounts payable	(1,670)	532
Accrued expenses and other current liabilities	(2,557)	199
Operating lease liability	(187)	(550)
Net cash used in operating activities	(39,517)	(28,334)
Cash flows from investing activities:
Purchases of property and equipment	(1,103)	(441)
Purchases of marketable securities	(59,013)	—
Maturities and sales of marketable securities	120,000	—
Net cash (used in) provided by investing activities	59,884	(441)
Cash flows from financing activities:
Proceeds from issuance of stock from employee stock purchase plan	313	129
Proceeds from issuance of common stock upon stock option exercises	132	9
Net cash provided by financing activities	445	138
Net (decrease) increase in cash, cash equivalents and restricted cash	20,812	(28,637)
Cash, cash equivalents and restricted cash at beginning of period	141,141	220,939
Cash, cash equivalents and restricted cash at end of period	$161,953	$192,302
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$917
Supplemental disclosure of noncash investing and financing information:
Property & equipment included in accounts payable and accrued expenses	$674	$—
Conversion of Series A Convertible Preferred stock into common shares	$3,520	$7,000

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $38.6 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $449.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022 have been made. The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mono, Inc. and Kiq Bio LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of the CVR liability and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$59,550	$16	$—	$59,566
	$59,550	$16	$—	$59,566

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$119,494	$—	$(104)	$119,390
	$119,494	$—	$(104)	$119,390

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$153,408	$—	$—	$153,408
Marketable securities:
U.S. Treasury bills and notes	$—	$59,566	$—	$59,566
Total assets	$153,408	$59,566	$—	$212,974

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$108,829	$—	$—	$108,829
Marketable securities:
U.S. Treasury bills and notes	$—	$119,390	$—	$119,390
Total assets	$108,829	$119,390	$—	$228,219
Liabilities:
CVR liability	$—	$—	$1,700	$1,700
Total liabilities	$—	$—	$1,700	$1,700

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

In the fourth quarter of 2022, the Company updated the probability weighted discounted cash flow assumptions to reflect the then current probability of receiving the milestone payments from Sotio prior to the expiration of the CVR. Based on the Company’s assessment of the available information, this update resulted in a decrease in the probability of receiving the milestone payment prior to the expiration of the CVR and a corresponding decrease in the CVR liability of $1.4 million was recognized as a component of other income (expense) in 2022. Based on the Company’s assessment of the information available through the issuance date of the financial statements, the Company recorded an additional decrease in fair value of the liability of $1.7 million in the first quarter of 2023, reducing the liability to zero as the probability of additional CVR payments occurring prior to the expiration of CVR term is remote.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2021	$3,060
Change in fair value	(1,360)
Balance at December 31, 2022	$1,700
Change in fair value	(1,700)
Balance at March 31, 2023	$—

During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation and benefits	$2,175	$6,063
Accrued external research and development expense	6,836	5,898
Accrued external manufacturing costs	3,588	3,741
Accrued professional and consulting services	2,387	1,778
Other	1,015	404
Total	$16,001	$17,884

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through March 31, 2023, 86,275 shares of Series A Preferred Stock, or 52.8% of the issued Series A Preferred Stock, have been converted into 21,568,750 shares of common stock. The 77,050 shares of Series A Preferred Stock outstanding as of March 31, 2023 are convertible into 19,262,500 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of March 31, 2023.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of March 31, 2023, no shares have been sold under the Sales Agreement.

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of March 31, 2023, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

On February 10, 2023, the Company filed a Form S-3ASR with the SEC (“2023 Shelf Registration”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

The number of authorized shares reserved for issuance under the 2018 Plan was increased by 2,795,737 shares effective as of January 1, 2023. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of March 31, 2023, 796,715 shares of common stock remain available for issuance under the 2018 Plan.

In February 2023, the Board approved grants in aggregate of up to 2,500,000 performance-based restricted stock units (“PSU”) under the 2018 Plan. These grants are contingent on stockholder approval of an increase to the number of shares reserved for issuance under the 2018 Plan at the Company’s 2023 annual stockholder meeting in June 2023. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and development milestones over a three-year performance period ending in February 2026. PSUs will generally vest, if at all, in a single tranche in February 2026. As the awards are contingent on stockholder approval and no grant date has been established for accounting purposes, in accordance with ASC 718 Compensation- Stock Compensation, no stock compensation expense has been recorded for these awards in the three months ended March 31, 2023.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of March 31, 2023, 677,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2023. As of March 31, 2023, 490,040 shares remain available for issuance under the ESPP.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	2,956	$1,924
General and administrative expenses	2,894	2,251
Total	$5,850	$4,175

As of March 31, 2023, total unrecognized compensation cost related to the unvested stock-based options was $67.2 million, which is expected to be recognized over a weighted average period of 2.71 years.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of March 31, 2023, no other milestone payments have been made or are considered probable of occurring.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or its consolidated financial statements as of December 31, 2022.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(38,587)	$(30,634)
Net loss attributable to common stockholders	$(38,587)	$(30,634)
Denominator:
Weighted average common shares outstanding, basic and diluted	70,734,950	45,105,923
Net loss per common share, basic and diluted	$(0.55)	$(0.68)

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

	March 31,
	2023	2022
Stock options to purchase common stock	15,503,250	12,101,396
Series A Preferred Stock	19,262,500	23,833,500
	34,765,750	35,934,896

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.4 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases and is initially targeting FGFR2 and ErbB2.

Pipeline

Bezuclastinib

In October 2021, we presented preclinical data in a virtual poster at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics that identified bezuclastinib as a differentiated, potent and selective KIT mutant inhibitor with unique selectivity for KIT D816V and minimal evidence of brain penetration that avoids targeting PDGFR isoforms. In April 2022, we presented additional preclinical data at the 2022 American Associated for Cancer Research annual meeting (“AACR”) demonstrating that bezuclastinib potently inhibits A loop-mutations, is exquisitely selective against other closely related kinases, and is differentiated by its lack of brain penetration. We also presented preclinical data supporting that bezuclastinib inhibits KIT downstream signaling and drives tumor regressions at clinically achievable doses.

We are continuing the development of bezuclastinib in patients living with Advanced Systemic Mastocytosis (“AdvSM”) and Non-Advanced Systemic Mastocytosis (“Non-AdvSM”). The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, there are no available approved therapies, and while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. The FDA has granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive initial clinical data from the ongoing APEX trial at the 2022 European Hematology Association Annual Congress and we presented updated positive clinical data in an oral presentation at the American Society of Hematology (“ASH”) Annual Meeting in December 2022. In April 2023, we initiated Part 2 of the APEX trial using an optimized formulation of bezuclastinib at 150 mg daily dose. Clinical data from approximately 30 patients from APEX Part 1 is expected to be included in a presentation at a scientific meeting in the second half of 2023. Clinical activity, safety and tolerability of patients dosed in APEX Part 1 remains consistent with results presented at ASH.

SUMMIT is our randomized, double-blind, placebo-controlled, global multi-center Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to evaluate the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis or Smoldering Systemic Mastocytosis. Based on the performance of bezuclastinib’s new formulation in the PEAK lead-in trial, as well as in a healthy volunteer study, the SUMMIT trial protocol was amended in 2022 to allow for the optimized formulation to be introduced during the dose exploration phase. We expect to report initial clinical data in patients with Non-AdvSM in the second half of 2023. In March 2023, Cogent received approvals from European regulatory authorities to initiate the SUMMIT trial in patients with Non-AdvSM. We have started activating clinical trial sites across major countries in the European Union.

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

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA and EMA have granted orphan drug designation to bezuclastinib for the treatment of GIST.

In November 2021, through a partnership with Serán Biosciences, we announced the development of an optimized formulation of bezuclastinib, which was used in the PEAK lead-in study. Based on the data from the PEAK lead-in study we have initiated the randomized portion of PEAK using a 600 mg dose of the optimized formulation of bezuclastinib, which in the lead-in portion of the study demonstrated clinical exposure equivalent to the 1,000 mg original formulation used in our GIST Phase 1/2 clinical trial. Initial safety and pharmacokinetic data from the PEAK lead-in study was presented at the CTOS annual meeting in November 2022. We expect to present updated clinical data from refractory GIST patients in the lead-in cohort of the Phase 3 PEAK trial of bezuclastinib plus sunitinib at the annual American Society of Clinical Oncology (“ASCO”) meeting in June 2023.

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

In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations which are known to emerge as key resistance mutations in patients treated with covalent inhibitors.

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity, increased estimated brain penetrance to 40% and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy.

For both FGFR2 and ErbB2, we see an opportunity to provide a more robust molecular response compared to existing therapies. We expect to initiate clinical trials for both of these programs in 2024.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $38.6 million for the three months ended March 31, 2023 compared to net losses of $30.6 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $449.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $220.3 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2025.

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
•
the enrollment rates in our clinical trials;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	36,038	25,470	10,568
General and administrative	7,199	5,948	1,251
Total operating expenses	43,237	31,418	11,819
Loss from operations	(43,237)	(31,418)	(11,819)
Other income:
Interest income	2,268	107	2,161
Other income, net	682	677	5
Change in fair value of CVR liability	1,700	—	1,700
Total other income, net	4,650	784	3,866
Net loss	$(38,587)	$(30,634)	$(7,953)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$15,779	$13,460	2,319
Preclinical research and discovery	4,281	2,369	1,912
Unallocated expenses:
Personnel related (including stock-based compensation)	12,073	7,651	4,422
Laboratory supplies, facility related and other	3,905	1,990	1,915
Total research and development expenses	$36,038	$25,470	$10,568

Total research and development expense increased by $10.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $1.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was further driven by increased lab supplies and other facilities costs to support the build-out of the Cogent Research Team.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $7.2 million, compared to $5.9 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Interest Income

Interest income for the three months ended March 31, 2023 was $2.3 million, compared to $0.1 million for the three months ended March 31, 2022 . The increase is due to higher average invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net was $0.7 million for the three months ended March 31, 2023 and 2022. Other income represents sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space.

Change in Fair Value of CVR Liability

The change in fair value of CVR liability for three months ended March 31, 2023 was $1.7 million. The change in fair value of CVR liability was a result of a decrease in the probability of receiving the milestone payments from Sotio prior to the expiration of the CVR.

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

As of March 31, 2023, the Company has 90,815,350 shares outstanding on a fully diluted and as-converted basis, including the 70,946,790 shares of common stock outstanding, the 606,060 pre-funded warrants that are exercisable for shares of common stock, and the 77,050 shares of Series A Preferred stock, which are convertible into 19,262,500 shares of common stock.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $220.3 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(39,517)	$(28,334)
Net cash (used in) provided by investing activities	59,884	(441)
Net cash provided by financing activities	445	138
Net (decrease) increase in cash, cash equivalents and restricted cash	$20,812	$(28,637)

Operating Activities

During the three months ended March 31, 2023, operating activities used $39.5 million of cash, primarily resulting from our net loss of $38.6 million and net cash used in changes in our operating assets and liabilities of $4.7 million, partially offset by net noncash charges of $3.8 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of a $4.2 million decrease in accounts payable and accrued expenses and other current liabilities, a $0.3 million increase in prepaid expenses other current assets and a $0.2 million decrease in the operating lease liability.

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

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $59.9 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

During the three months ended March 31, 2022, net cash used in investing activities was $0.4 million, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0.4 million, which consisted of the proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $220.3 million as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 14, 2023. The risks described in our Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

COGENT BIOSCIENCES, INC.

Date: May 9, 2023	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)