Form 10-Q
period 2023-09-30
Cogent Biosciences, Inc.
filed 2023-11-07
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 86,124,249 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$86,810	$139,886
Short-term marketable securities	192,231	119,390
Prepaid expenses and other current assets	6,912	4,435
Restricted cash	—	1,255
Total current assets	285,953	264,966
Long-term marketable securities	33,794	—
Operating lease, right-of-use asset	22,194	23,316
Property and equipment, net	8,643	7,783
Other assets	4,862	4,745
Total assets	$355,446	$300,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,868	$5,842
Accrued expenses and other current liabilities	23,507	17,884
CVR liability (Note 3)	—	1,700
Operating lease liability	1,344	1,423
Total current liabilities	34,719	26,849
Operating lease liability, net of current portion	17,829	18,226
Total liabilities	52,548	45,075
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 74,465 and 81,050 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	60,035	65,830
Common stock, $0.001 par value; 150,000,000 shares authorized; 86,124,249 shares and 69,893,434 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	86	70
Additional paid-in capital	792,208	601,153
Accumulated other comprehensive loss	(172)	(104)
Accumulated deficit	(549,259)	(411,214)
Total stockholders’ equity	302,898	255,735
Total liabilities and stockholders’ equity	$355,446	$300,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$50,127	$29,936	$125,036	$84,885
General and administrative	9,453	6,885	24,866	19,209
Total operating expenses	59,580	36,821	149,902	104,094
Loss from operations	(59,580)	(36,821)	(149,902)	(104,094)
Other income:
Interest income	4,198	1,500	9,207	1,879
Other income, net	—	259	950	1,592
Change in fair value of CVR liability	—	—	1,700	—
Total other income, net	4,198	1,759	11,857	3,471
Net loss	$(55,382)	$(35,062)	$(138,045)	$(100,623)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.50)	$(1.79)	$(1.84)
Weighted average common shares outstanding, basic and diluted	86,165,951	69,576,359	77,274,580	54,780,041
Comprehensive loss:
Net loss	$(55,382)	$(35,062)	$(138,045)	$(100,623)
Other comprehensive loss:
Net unrealized losses on marketable securities	(75)	(163)	(68)	(163)
Total other comprehensive loss	(75)	(163)	(68)	(163)
Comprehensive loss	$(55,457)	$(35,225)	$(138,113)	$(100,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	81,050	$65,830	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735
Conversion of Series A non-voting preferred stock into common stock	(4,000)	(3,520)	1,000,000	1	3,519	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,228	—	313	—	—	313
Issuance of common stock upon exercise of stock options	—	—	14,128	—	132	—	—	132
Unrealized gains on marketable securities	—	—	—	—	—	120	—	120
Stock-based compensation expense	—	—	—	—	5,850	—	—	5,850
Net loss	—	—	—	—	—	—	(38,587)	(38,587)
Balances at March 31, 2023	77,050	$62,310	70,946,790	$71	$610,967	$16	$(449,801)	$223,563
Issuance of common stock in underwritten public offering, net of offering costs of $10.7 million	—	—	14,375,000	14	161,775	—	—	161,789
Issuance of common stock upon exercise of stock options	—	—	12,375	—	102	—	—	102
Unrealized losses on marketable securities	—	—	—	—	-	(113)	—	(113)
Stock-based compensation expense	—	—	—	—	7,163	—	—	7,163
Net loss	—	—	—	—	-	—	(44,076)	(44,076)
Balances at June 30, 2023	77,050	$62,310	85,334,165	$85	$780,007	$(97)	$(493,877)	$348,428
Conversion of Series A non-voting preferred stock into common stock	(2,585)	(2,275)	646,250	1	2,274	—	—	—
Issuance of common stock upon exercise of stock options	—	—	97,184	—	731	—	—	731
Issuance of common stock under Employee Stock Purchase Plan	—	—	46,650	—	439	—	—	439
Unrealized losses on marketable securities	—	—	—	—	—	(75)	—	(75)
Stock-based compensation expense	—	—	—	—	8,757	—	—	8,757
Net loss	—	—	—	—	—	—	(55,382)	(55,382)
Balances at September 30, 2023	74,465	$60,035	86,124,249	$86	$792,208	$(172)	$(549,259)	$302,898

	Series A Non-Voting
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$—	$(270,973)	$214,184
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998	—	—	—
Issuance of common stock to settle CVR liability	—	—	18,995	—	129	—	—	129
Issuance of common stock for services	—	—	5,599	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	4,175	—	—	4,175
Net loss	—	—	—	—	—	—	(30,634)	(30,634)
Balances at March 31, 2022	95,334	$78,400	45,819,266	$46	$411,024	$-	$(301,607)	$187,863
Issuance of common stock and pre-funded warrants in underwritten public offering, net of offering costs of $10.8 million	—	—	17,899,698	18	161,897	—	—	161,915
Conversion of Series A non-voting preferred stock into common stock	(7,955)	(7,000)	1,988,750	2	6,998	—	—	—
Stock-based compensation expense	—	—	—	—	4,534	—	—	4,534
Net loss	—	—	—	—	—	—	(34,927)	(34,927)
Balances at June 30, 2022	87,379	$71,400	65,707,714	$66	$584,453	$-	$(336,534)	$319,385
Conversion of Series A non-voting preferred stock into common stock	(6,329)	(5,570)	1,582,250	2	5,568	—	—	—
Pre-funded warrant exercise	—	—	2,424,242	2	22	—	—	24
Issuance of common stock under Employee Stock Purchase Plan	—	—	30,005	—	222	—	—	222
Issuance of common stock upon exercise of stock options	—	—	113,761	—	914	—	—	914
Net unrealized losses on marketable securities	—	—	—	—	—	(163)	—	(163)
Stock-based compensation expense	—	—	—	—	4,622	—	—	4,622
Net loss	—	—	—	—	—	—	(35,062)	(35,062)
Balances at September 30, 2022	81,050	$65,830	69,857,972	$70	$595,801	$(163)	$(371,596)	$289,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(138,045)	$(100,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,672	422
Stock-based compensation expense	21,770	13,331
Amortization of operating leases, right-of-use assets	1,122	4,519
Change in fair value of CVR liability	(1,700)	—
Net amortization (accretion) of premiums (discounts) on marketable securities	(871)	(456)
Right-of-use asset impairment	—	(396)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,477)	(3,119)
Other assets	(117)	(1,041)
Accounts payable	4,026	610
Accrued expenses and other current liabilities	5,542	5,781
Operating lease liability	(476)	(8,258)
Net cash used in operating activities	(109,554)	(89,230)
Cash flows from investing activities:
Purchases of property and equipment	(2,481)	(4,896)
Purchases of marketable securities	(297,888)	(148,233)
Maturities and sales of marketable securities	192,056	—
Net cash used in investing activities	(108,313)	(153,129)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock, net of offering costs of $10.7 million	161,819	—
Proceeds from issuance of shares of common stock and pre-funded warrants, net of offering costs of $10.8 million	—	161,945
Proceeds from issuance of stock from employee stock purchase plan	752	351
Proceeds from issuance of common stock upon stock option exercises	965	923
Proceeds from pre-funded warrant exercises	—	24
Net cash provided by financing activities	163,536	163,243
Net decrease in cash, cash equivalents and restricted cash	(54,331)	(79,116)
Cash, cash equivalents and restricted cash at beginning of period	141,141	220,939
Cash, cash equivalents and restricted cash at end of period	$86,810	$141,823
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$25,184
Supplemental disclosure of noncash investing and financing information:
Offering costs included in accounts payable and accrued expenses	$30	$30
Property & equipment included in accounts payable and accrued expenses	$51	$363
Conversion of Series A Convertible Preferred stock into common shares	$5,795	$19,570

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $138.0 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $549.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022 have been made. The Company’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$192,357	$1	$(127)	$192,231
U.S. Treasury bills and notes (due after one through five years)	33,839	—	(45)	33,794
	$226,196	$1	$(172)	$226,025

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$119,494	$—	$(104)	$119,390
	$119,494	$—	$(104)	$119,390

As of September 30, 2023, the Company held fifty-four securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2023 was $206.1 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2022, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022 was $99.5 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three and nine months ended September 30, 2023 and for the year ended December 31, 2022.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$55,957	$—	$—	$55,957
Marketable securities:
U.S. Treasury bills and notes	$—	$226,025	$—	$226,025
Total assets	$55,957	$226,025	$—	$281,982

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$108,829	$—	$—	$108,829
Marketable securities:
U.S. Treasury bills and notes	$—	$119,390	$—	$119,390
Total assets	$108,829	$119,390	$—	$228,219
Liabilities:
CVR liability	$—	$—	$1,700	$1,700
Total liabilities	$—	$—	$1,700	$1,700

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

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2021	$3,060
Change in fair value	(1,360)
Balance at December 31, 2022	$1,700
Change in fair value	(1,700)
Balance at September 30, 2023	$—

During the three and nine months ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$5,868	$6,063
Accrued external research and development expense	11,642	5,898
Accrued external manufacturing costs	2,275	3,741
Accrued professional and consulting services	3,264	1,778
Other	458	404
Total	$23,507	$17,884

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through September 30, 2023, 88,860 shares of Series A Preferred Stock, or 54.4% of the issued Series A Preferred Stock, have been converted into 22,215,000 shares of common stock. The 74,465 shares of Series A Preferred Stock outstanding as of September 30, 2023 are convertible into 18,616,250 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of September 30, 2023.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of September 30, 2023, no shares have been sold under the Sales Agreement.

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of September 30, 2023, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

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

The number of authorized shares reserved for issuance under the 2018 Plan was increased by 2,795,737 shares effective as of January 1, 2023. On June 7, 2023, at the Company’s 2023 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Plan to increase the number of shares of common stock issuable under the 2018 Plan by an additional 6,000,000 shares (the “2023 Pool Increase”). The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of September 30, 2023, 4,170,828 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of September 30, 2023, 677,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2023. As of September 30, 2023, 443,390 shares remain available for issuance under the ESPP.

Performance-based restricted stock units

In February 2023, the Board approved grants in aggregate of up to 2,500,000 performance-based restricted stock units (“PSUs”) under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve the 2023 Pool Increase. On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. As of September 30, 2023, none of the performance targets are probable of achievement. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Time-based stock options	$6,795	$4,551	$19,124	$13,177
Employee stock purchase plan	106	71	306	154
Performance-based restricted stock units	1,856	—	2,340	—
Total	$8,757	$4,622	$21,770	$13,331

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	4,005	$2,049	$10,510	$6,080
General and administrative expenses	4,752	2,573	11,260	7,251
Total	$8,757	$4,622	$21,770	$13,331

As of September 30, 2023, total unrecognized compensation cost related to the unvested stock-based options was $55.0 million, which is expected to be recognized over a weighted average period of 2.32 years.

As of September 30, 2023, the total minimum amount of unrecognized compensation cost related to the stock price hurdles for the unvested PSUs was $17.5 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 2.38 years. If any research or development milestones become probable of achievement, the Company will recognize incremental stock compensation expense of up to $2.4 million through a cumulative catch up adjustment in the period of change in probability.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of September 30, 2023, no other milestone payments have been made or are considered probable of occurring.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or its consolidated financial statements as of December 31, 2022.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(55,382)	$(35,062)	$(138,045)	$(100,623)
Net loss attributable to common stockholders	$(55,382)	$(35,062)	$(138,045)	$(100,623)
Denominator:
Weighted average common shares outstanding, basic and diluted	86,165,951	69,576,359	77,274,580	54,780,041
Net loss per common share, basic and diluted	$(0.64)	$(0.50)	$(1.79)	$(1.84)

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

	September 30,
	2023	2022
Stock options to purchase common stock	15,519,578	8,156,538
Restricted stock units subject to vesting	2,500,000	—
Series A Preferred Stock	18,616,250	25,822,250
	36,635,828	33,978,788

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Contributions under the plan were approximately $0.9 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

We are continuing the development of bezuclastinib in patients living with Advanced Systemic Mastocytosis (“AdvSM”) and Non-Advanced Systemic Mastocytosis (“Non-AdvSM”). The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, while their lifespan is not impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. The FDA has granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive initial clinical data from the ongoing APEX trial at the 2022 European Hematology Association Annual Congress and we presented updated positive clinical data in an oral presentation at the American Society of Hematology (“ASH”) Annual Meeting in December 2022. In April 2023, we initiated Part 2 of the APEX trial using an optimized formulation of bezuclastinib at 150 mg daily dose, which is on track to complete enrollment by the end of 2024. An additional APEX cohort was initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with systemic mastocytosis with an associated hematologic neoplasm. Updated clinical results, including safety, tolerability, pharmacokinetics, biomarker and response assessments from 33 patients enrolled in Part 1 will be presented at the 2023 ASH Annual Meeting in December 2023.

SUMMIT is our randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to evaluate the safety and efficacy of bezuclastinib in patients with moderate to severe Indolent Systemic Mastocytosis or Smoldering Systemic Mastocytosis. Based on the performance of bezuclastinib’s optimized formulation in the PEAK lead-in trial, as well as in a healthy volunteer study, the SUMMIT trial protocol was amended in 2022 to allow for the optimized formulation to be introduced during the dose exploration phase. In March 2023, Cogent received approvals from European regulatory authorities to initiate the SUMMIT trial in patients with Non-AdvSM. We have started activating clinical trial sites across major countries in the European Union. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. Initial clinical data from SUMMIT Part 1a will be presented in an oral presentation at the 2023 ASH Annual Meeting in December 2023. Clinical data from the entire Part 1 patient population are planned for presentation at a scientific conference in the first quarter of 2024. SUMMIT Part 2, a registration-directed, global, randomized placebo-controlled trial is on track for initiation in the first half of 2024.

We are also pursuing the development of bezuclastinib in patients living with GIST based on our study of more than 50 advanced solid tumor and GIST patients in a Phase 1/2 clinical trial, with the vast majority of those patients living with advanced GIST. GIST is a disease frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. Anti-tumor activity for bezuclastinib was observed in both single agent and combination settings, including in combination with sunitinib, an approved treatment option for GIST patients. Clinical data from the Phase 1/2 clinical trial were published in the Journal of American Medical Association and were presented at several scientific conferences, including by Cogent at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), at the 2018 annual American Society of Clinical Oncology meeting and the 2017 annual CTOS meeting. Within the group of 15 heavily pre-treated GIST patients who received the combination of bezuclastinib and sunitinib, and who had not received prior treatment with bezuclastinib, the confirmed objective response rate was twenty percent, including two partial responses and one complete response, while the estimated median progression free survival (“mPFS”) for this group was twelve months. Four subjects continued to receive bezuclastinib via individual patient INDs beyond the conclusion of the trial.

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

In November 2021, through a partnership with Serán Biosciences, we announced the development of our optimized formulation of bezuclastinib, which was initially used in the PEAK lead-in study. Based on the data from the PEAK lead-in study we have initiated the randomized portion of PEAK using a 600 mg dose of the optimized formulation of bezuclastinib, which in the lead-in portion of the study demonstrated clinical exposure equivalent to the 1,000 mg original formulation used in the GIST Phase 1/2 clinical trial.

Initial safety and pharmacokinetic data from the PEAK lead-in study was presented at the CTOS annual meeting in November 2022. In June 2023, we presented positive lead-in data from the on-going Phase 3 PEAK trial of bezuclastinib plus sunitinib at the 2023 annual American Society of Clinical Oncology (“ASCO”). As of the cutoff date of March 29, 2023, the combination of bezuclastinib and sunitinib was generally well-tolerated with an encouraging safety profile. Data were immature to estimate median progression free survival. The data demonstrated 55% Disease Control Rate (“DCR”) in heavily pre-treated GIST patients, including 100% DCR and 17% overall response rate in efficacy evaluable 2nd-line GIST patients. In November 2023, we presented updated clinical data from the lead-in portion of the on-going PEAK trial at the CTOS annual meeting. Safety and tolerability data are consistent with the data previously presented at ASCO. Updated clinical activity from a subset of 2nd-line GIST patients demonstrates a 33% confirmed overall response rate (“ORR”) with ongoing median duration of therapy greater than 14 months. Together with clinical data previously reported from the Phase 1/2 trial, four of ten evaluable 2nd-line GIST patients treated with the combination have reached confirmed partial response status. The Phase 3 portion of the PEAK study remains on track to complete enrollment by the end of 2024.

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

In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclincal data at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome and a panel of channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations which are known to emerge as key resistance mutations in patients treated with covalent inhibitors.

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

For both FGFR2 and ErbB2, we see an opportunity to provide a more robust molecular response compared to existing therapies. We have selected our FGFR2 clinical candidate, CGT4859. IND-enabling studies are on-going and we expect to initiate a clinical trial in 2024. We expect to announce our ErbB2 clinical candidate in 2024.

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $138.0 million for the nine months ended September 30, 2023 compared to net losses of $100.6 million for the nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $549.3 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $312.8 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2026.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$50,127	$29,936	$20,191
General and administrative	9,453	6,885	2,568
Total operating expenses	59,580	36,821	22,759
Loss from operations	(59,580)	(36,821)	(22,759)
Other income:
Interest income	4,198	1,500	2,698
Other income, net	—	259	(259)
Total other income, net	4,198	1,759	2,439
Net loss	$(55,382)	$(35,062)	$(20,320)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$27,965	$12,824	$15,141
Preclinical research and discovery	4,425	4,310	115
Unallocated expenses:
Personnel related (including stock-based compensation)	13,850	9,289	4,561
Laboratory supplies, facility related and other	3,887	3,513	374
Total research and development expenses	$50,127	$29,936	$20,191

Total research and development expense increased by $20.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $2.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was further driven by increased lab supplies and other facilities costs to support the Cogent Research Team.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $9.5 million, compared to $6.9 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $2.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Interest Income

Interest income for the three months ended September 30, 2023 was $4.2 million, compared to $1.5 million for the three months ended September 30, 2022. The increase is due to higher average interest rates and invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net for the three months ended September 30, 2023 was nil compared to $0.3 million for the three months ended September 30, 2022. Other income represents sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space. The decrease in other income, net is driven by the expiration of our former corporate headquarters lease and associated sublease in April 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$125,036	$84,885	$40,151
General and administrative	24,866	19,209	5,657
Total operating expenses	149,902	104,094	45,808
Loss from operations	(149,902)	(104,094)	(45,808)
Other income:
Interest income	9,207	1,879	7,328
Other income, net	950	1,592	(642)
Change in fair value of CVR liability	1,700	—	1,700
Total other income, net	11,857	3,471	8,386
Net loss	$(138,045)	$(100,623)	$(37,422)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	61,276	42,357	18,919
Preclinical research and discovery	13,761	9,280	4,481
Unallocated expenses:
Personnel related (including stock-based compensation)	38,479	25,238	13,241
Laboratory supplies, facility related and other	11,520	8,010	3,510
Total research and development expenses	$125,036	$84,885	$40,151

Total research and development expense increased by $40.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $4.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was further driven by increased lab supplies and other facilities costs to support the Cogent Research Team.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $24.9 million, compared to $19.2 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $4.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Interest Income

Interest income for the nine months ended September 30, 2023 was $9.2 million, compared to $1.9 million for the nine months ended September 30, 2022. The increase is due to higher average interest rates and invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net for the nine months ended September 30, 2023 was $1.0 million, compared to $1.6 million for the nine months ended September 30, 2022. Other income represents sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space. The decrease in other income, net is driven by the expiration of our former corporate headquarters lease and associated sublease in April 2023.

Change in fair value of CVR Liability

The change in fair value of CVR liability for nine months ended September 30, 2023 was $1.7 million. The change in fair value of CVR liability was a result of a decrease in the probability of receiving the milestone payments from Sotio prior to the expiration of the CVR on August 6, 2023.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of September 30, 2023, no shares have been sold under the Sales Agreement.

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

As of September 30, 2023, we have 105,346,559 shares outstanding on an as-converted basis, which consists of 86,124,249 shares of common stock outstanding, pre-funded warrants that are exercisable for 606,060 shares of common stock, and 74,465 shares of Series A Preferred Stock that are convertible into 18,616,250 shares of common stock.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $312.8 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(109,554)	$(89,230)
Net cash used in investing activities	(108,313)	(153,129)
Net cash provided by financing activities	163,536	163,243
Net decrease in cash, cash equivalents and restricted cash	$(54,331)	$(79,116)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $109.6 million of cash, primarily resulting from our net loss of $138.0 million, partially offset by net cash used in changes in our operating assets and liabilities of $6.4 million and by net noncash charges of $22.0 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted primarily of a $9.5 million increase in accounts payable and accrued expenses and other current liabilities partially offset by a $2.5 million increase in prepaid expenses and other current assets, a $0.5 million decrease in the operating lease liability and a $0.1 increase in other assets.

During the nine months ended September 30, 2022, operating activities used $89.2 million of cash, primarily resulting from our net loss of $100.6 million and net cash used in changes in our operating assets and liabilities of $6.0 million, partially offset by net noncash charges of $17.4 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $3.1 million increase in prepaid expenses and other current assets, a $1.0 million increase in other assets, and a $8.3 million decrease in the operating lease liability partially offset by a $6.4 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $108.3 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

During the nine months ended September 30, 2022, net cash used in investing activities was $153.1 million which consisted of purchases of property and equipment and marketable securities.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $163.5 million, which consisted of $161.8 million in proceeds from the issuance of common stock in an underwritten public offering, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $312.8 million as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The Company will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended September 30, 2023, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2023, we believe we will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2023. Because we believe our emerging growth company and non-accelerated filer status will expire on December 31, 2023, we will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2023 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we expect to no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COGENT BIOSCIENCES, INC.

Date: November 7, 2023	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)