Form 10-K
period 2023-12-31
Cogent Biosciences, Inc.
filed 2024-02-26
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $968.2 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of February 22, 2024, there were 103,913,396 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, banking institution instability and the prospect of a shutdown of the U.S. federal government;
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

ITEM 1. BUSINESS

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in FGFR2, ErbB2 and PI3Kα.

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
•
Prepare to commercialize bezuclastinib should any or all of our active clinical trials demonstrate clinical benefit for patients with high unmet medical need;
•
Advance our FGFR2, ErbB2 and PI3Kα preclinical programs, as well as our other undisclosed preclinical programs; and
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

Figure 1. Potent Inhibitor of KIT Activation Loop Mutants, Including D816V (Source: AACR 2022)

Figure 2. Selectivity Against Related Kinases

Figure 3. Bezuclastinib Demonstrates Minimal Brain Penetration (Source: AACR 2022)

We licensed the exclusive worldwide rights to develop and commercialize bezuclastinib from Plexxikon Inc., a Daiichi Sankyo subsidiary (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development and regulatory milestone payments along with mid- to high- single-digit royalty payments.

Clinical Trials and Disease Overviews

Bezuclastinib – SM

SM is driven by KIT D816V mutations causing a perpetual ‘on’ state within mast cells, a type of white blood cell, leading to proliferation and accumulation in various internal organs and bone marrow. Key biomarkers of SM include but are not limited to, elevated serum tryptase, high mass cell burden in bone marrow and the KIT D816V variant allele frequency. As a highly selective and potent KIT inhibitor, bezuclastinib has the potential to provide a new treatment option for patients with SM. SM occurs when mast cells inappropriately accumulate in various internal organs in the body. Approximately 90% of SM patients present with Non-AdvSM and 10% of patients present with AdvSM, a rare and very aggressive form of SM. There are three subtypes of AdvSM: aggressive SM (“ASM”), SM with associated hematologic neoplasm (“SM-AHN”) and mast cell leukemia (“MCL”).

Patients diagnosed with Non-AdvSM experience a life-long illness with chronic symptoms including headaches, urticaria pigmentosa, skin lesions, skin redness and warmth (flushing), abdominal pain, bloating, vomiting, diarrhea, and gastroesophageal reflux (“GERD”), that significantly impact the patient’s quality of life. Many patients are also at high risk for severe, life-threatening anaphylactic reactions to various triggers such as insect bites or stings. Patients with Non-AdvSM suffer from a poor quality of life and are in need of new treatment options.

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

SUMMIT (Non-AdvSM)

SUMMIT is our randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Non-AdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. Based on the performance of bezuclastinib’s optimized formulation in the PEAK lead-in trial, as well as in a healthy normal volunteer study, the SUMMIT trial protocol was amended to allow for the optimized formulation to be introduced during the Phase 1b dose optimization phase. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. SUMMIT Part 2 is expected to include 159 patients and complete enrollment in the second quarter of 2025, with estimated top-line results by the end of 2025.

Figure 4. SUMMIT study design graphic

From the data collected in Part 1 of SUMMIT and in accordance with FDA guidelines, we are developing a novel patient reported outcomes measure (“PROM”) called Mastocytosis Symptom Severity Daily Diary (“MS2D2”). Based on literature review, patient and physician interviews, and data from SUMMIT Part 1 we believe our MS2D2 is a reliable, valid and fit-for-purpose PROM. The MS2D2 is comprised of 11 items, as noted in figure 5, and scored on a 0-110 scale. Pending alignment with FDA regarding MS2D2, a comparison of week 24 mean absolute change from baseline in MS2D2 score between bezuclastinib and placebo is expected to serve as the primary endpoint of SUMMIT Part 2.

Figure 5. Mastocytosis Symptom Severity Daily Diary (“MS2D2”) Total Symptom Score

In February 2024, we presented data from SUMMIT Part 1b at the 2024 American Academy of Allergy, Asthma and Immunology (“AAAAI”). Thirty four patients were enrolled in Part 1b and were treated with either bezuclastinib or placebo plus best supportive care. Patients were enrolled with the following sub-types: 33 patients with ISM and one patient with SSM. One patient had received prior avapritinib. These patients were evaluated for signs of clinical activity over 12 weeks, including well-accepted biomarkers of disease burden. Based on the totality of the results from Summit Part 1 the data support 100 mg QD as the optimal dose of bezuclastinib in Part 2 of SUMMIT for patients with Non-AdvSM (“RP2D”).

At the RP2D and as of the cut-off date of December 18, 2023, 100% of patients with baseline tryptase ≥20ng/mL achieved <20ng/mL at week 12 versus 0% of placebo patients. Additionally, 100% of patients with detectable baseline KIT D816V variant allele fraction (“VAF”) achieved ≥50% reduction in KIT D816V VAF at week 12 versus 0% of placebo patients and 86% of patients with evaluable bone marrow samples achieved ≥50% reduction in bone marrow mast cell burden at week 12 versus 40% of placebo patients.

Figure 6. Biomarker - Serum Tryptase Data presented at AAAAI Feb 2024

Patients enrolled in SUMMIT Part 1b were evaluated for signs of clinical activity over 12 weeks using multiple PRO measures, including MS2D2 and the Mast Cell Quality-of-Life (“MC-QoL”). At the RP2D, patients reported a 51% mean improvement in overall symptom severity in MS2D2 Total Symptom Score (“TSS”) from baseline at week 12 for bezuclastinib 100 mg versus 18% improvement for placebo. Additionally, patients at the RP2D reported a statistically significant reduction in total symptom severity after 12 weeks when compared to placebo (-23.78 vs. -9.03; p=0.0003) and 70% of patients at the RP2D achieved ≥50% reduction in MS2D2 TSS at Week 12 versus 8% placebo patients.

Figure 7. MS2D2 mean change in sympton severity presented at AAAAI Feb 2024

Patients at the RP2D reported a 49% mean improvement in quality of life (MC-QoL) versus 24% for placebo. Additionally, patients at the RP2D reported a statistically significant improvement in quality of life after 12 weeks when compared to placebo (–24.86 vs. -12.39, p=0.046).

Quality-of-Life Measured by MC-QoL[a]

MC-QoL Total Score (mean)
55
50
45
40
35
30
25
20
Moderate
Mild
Bezuclastinib 100 mg (n=11[b])
Bezuclastinib 150 mg (n=11[b])
Placebo (n=12[b])
Week:
Baseline
4
8
12

[a]MC-QoL is a disease-specific HRQoL questionnaire with 27 items in 4 domains. Total score is linearly transformed to a 0 to 100 scale.
[b]Data are unavailable for 2 patients at selected timepoints

Figure 8. MC-QoL mean improvement in quality of life presented at AAAAI Feb 2024

The majority of treatment emergent adverse events (“TEAEs”) were low grade and reversible with no bleeding or cognitive impairment events reported across cohorts. There were no dose reductions in the 100 mg cohort and two dose reductions in the 150 mg cohort (Grade 1 ALT and Grade 2 abdominal pain). Only one serious adverse event (“SAE”) was reported across both cohorts, which occurred in the 150mg cohort, when a patient experienced ALT/AST increase that led to discontinuation. We have initiated SUMMIT Part 2 utilizing the 100 mg once daily dose of bezuclastinib.

Figure 9. SUMMIT Part1b TEAEs (Source: ASH conference 2023)

In December 2023, we reported positive clinical data from SUMMIT Part 1a at the American Society of Hematology (“ASH”) annual meeting. Twenty patients in Part 1a were treated with either bezuclastinib or placebo plus best supportive care for all arms. Patients were enrolled with the following sub types: 18 patients with ISM and two patients with SSM. One patient received prior avapritinib. These patients were evaluated for signs of clinical activity within the first 12 weeks, including well-accepted biomarkers of disease burden. As of the cut-off date of October 25, 2023, 100% of bezuclastinib patients achieved a ≥ 50% reduction in serum tryptase levels compared to 0% of placebo patients. Additionally, 100% of bezuclastinib patients with detectable baseline VAF achieved a ≥ 50% reduction in KIT D816V VAF compared to 0% of placebo patients and 100% of bezuclastinib patients with measurable baseline mast cell aggregates achieved a≥ 50% reduction in bone marrow mast cell burden compared to 14% of placebo patients.

Figure 10. SUMMIT Biomarkers (Source: ASH conference 2023)

The twenty patients enrolled in Part 1a were evaluated for signs of clinical activity within the first 12 weeks across quality-of-life and/or symptomatic severity scales including Mast Cell Quality-of-Life (“MC-QoL”), Mastocytosis Activity Scale (“MAS”), Patient Global Impression of Severity (“PGIS”) and Patient Global Impression of Change (“PGIC”). Additional patient assessments were made during the open-label extension using MC-QoL, PGIS and PGIC.

Figure 11. SUMMIT PRO Assessments (Source: ASH conference 2023)

In patients with completed questionnaires, by week 12, bezuclastinib patients showed a median best improvement of 37% on MC-QoL versus 24% for placebo patients, with median best improvement increasing to 57% as of week 20. Patients who crossed over from placebo to bezuclastinib, showed median best improvement on MC-QoL of 75% by week 8 in the open label extension ("OLE").

At week 12, 63% of patients receiving bezuclastinib had ≥1 point improvement in PGIS during Part 1a versus 0% of placebo patients. This increased to 78% of bezuclastinib patients at week 20. After crossing over to bezuclastinib in the open label extension, 67% of placebo patients had ≥1 point improvement by week 8 of the OLE.

At week 12, 63% of patients receiving bezuclastinib reported overall symptoms were “much better” to “very much better” on PGIC versus 0% of placebo patients. This increased to 78% of patients receiving bezuclastinib at week 20. After crossing over to bezuclastinib in the open label extension, 43% of placebo patients reported symptoms were “much better” to “very much better” on PGIC by week 8 of the OLE.

Bezuclastinib demonstrated an encouraging safety and tolerability profile for patients dosed at both 100 mg and 200 mg QD of the original formulation. The majority of treatment emergent adverse events were low grade and reversible with no related serious adverse events, bleeding or cognitive impairment events reported. There were two dose reductions for fatigue and one patient discontinued treatment due to increased ALT. One patient with SSM was enrolled at a 400mg dose and following Grade 4 neutropenia was dose reduced to 200mg. We will not be exploring the 400mg dose level in future studies. Following completion of Part 1a, including patients starting bezuclastinib following placebo as part of the OLE, bezuclastinib safety and tolerability profile supports potential for chronic dosing.

APEX (AdvSM)

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In April 2023, we initiated Part 2 of the APEX trial using the optimized formulation of bezuclastinib at 150 mg daily dose. An additional APEX cohort was initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with SM-AHN. We are on track to complete enrollment in the registration-directed APEX study by the end of 2024, with top-line results by expected by mid-2025.

Figure 12. APEX study design graphic

In December 2023, at the 2023 ASH meeting, we reported positive clinical data from Part 1 of APEX. As of the data cutoff date of September 25, 2023, 32 patients were treated in Part 1 at one of four dose levels (50 mg BID, 100 mg BID, 200 mg BID or 400 mg QD). Patients were enrolled with the following sub-types: seven patients with ASM, 23 patients with SM-AHN, and two patients with MCL. Five patients had received prior avapritinib and 10 patients had received prior midostaurin.

As of the cut-off date of September 25, 2023, 32 patients enrolled were evaluated for signs of clinical activity and 27 patients were evaluable for response per the modified IWG-MRT-ECNM criteria. An objective response rate ("ORR") of 52% (including complete remission (“CR”), CR with partial hematologic remission (“CRh”), partial remission (“PR”)) was achieved, including a 56% ORR for TKI-treatment-naïve patients. An ORR of 75% was achieved by pure pathological response (“PPR”) criteria, including an ORR of 86% for TKI-treatment-naïve patients. All patients receiving the 100mg BID dose of the original formulation achieved PR or better and remain on trial with three patients at ≥ 30 cycles of treatment. The 150mg QD optimized formulation dose selected for APEX Part 2 is expected to deliver patient exposures consistent with Part 1.

Figure 13. Part 1 Responses Observed by mIWG-MRT-ECNM and PPR Criteria (Source: ASH conference 2023)

As of September 25, 2023, 94% of patients achieved a ≥ 50% reduction in serum tryptase levels, with 100% of patients receiving at least two cycles of treatment achieving a ≥ 50% reduction. Additionally, 93% of KIT D9816V-positive patients achieved a ≥ 50% reduction in KIT D816V VAF and 97% of patients achieved ≥ 50% reduction in bone marrow mast cell burden, with 79% of patients achieving a complete clearance of mast cell aggregates.

Serum Tryptase

n=32§

ASM SM-AHN ASM MCL SM-AHN SM-AHN SM-AHN SM-AHN ASM SM-AHN SM-AHN ASM SM-AHN SM-AHN ASM SM-AHN SM-AHN ASM SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN MCL SM-AHN SM-AHN ASM SM-AHN
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
-100%
Maximum Percent Reduction (%)
Milestone Achieved
○ <20 ng/mL serum tryptase
Individual Patients

§One patient without post-baseline data was excluded

Mast Cell Burden

n=29§

MCL ASM SM-AHN SM-AHN SM-AHN ASM ASM SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN ASM SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN MCL SM-AHN SM-AHN SM-AHN SM-AHN ASM
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
-100%
Maximum Percent Reduction (%)
Milestone Achieved
◊ Complete clearance of mast cell aggregates
Individual Patients

§Four patients without post-baseline data were excluded

KIT D816V VAF* in Peripheral Blood

n=28§

ASM ASM SM-AHN MCL SM-AHN SM-AHN ASM ASM MCL ASM SM-AHN SM-AHN ASM ASM SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN SM-AHN
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
-100%
Maximum Percent Reduction (%)
Milestone Achieved
‡ < 1% *KIT* D816V VAF
Individual Patients
50 mg BID
100 mg BID
200 mg BID
400 mg QD

§Five patients excluded: Three (3) were KIT D816V negative at baseline and two (2) had no post-baseline data

*Central lab lower limit of detection of KIT D816V VAF by ddPCR is 0.03% mutated alleles

Figure 14. Reductions in markers of mast cell burden (Source: ASH conference 2023)

As of the data cutoff date of September 25, 2023, bezuclastinib continues to demonstrate a differentiated safety and tolerability profile across doses. The majority of adverse events were low grade and reversible and there were no related cognitive impairment or bleeding events reported. Related serious adverse events were reported in four patients including Grade 4 thrombocytopenia, Grade 3 hypersensitivity (mediator flare), Grade 3 leishmaniasis, and Grade 3 drug induced liver injury in a patient who was subsequently found to have biliary tract outflow obstruction. Nine patients required dose reduction due to adverse events, six of whom were at the 400mg total daily dose, and three patients discontinued due to adverse events.

Bezuclastinib – GIST

GIST is characterized by uncontrolled cell growth in the interstitial cells of the gastrointestinal (“GI”) tract. At diagnosis, about 80% of GIST patients’ tumors are the result of primary KIT mutations. Imatinib is the current standard of care for treating GIST patients in the first line setting, with a median PFS of 19 months. However, the majority of GIST patients eventually develop resistance to imatinib due to secondary KIT mutations, most notably in exon 17 and exon 13. There are an estimated 2,000 to 3,500 patients with imatinib-resistant GIST eligible for treatment each year in the United States. We believe there is a significant unmet medical need for clinically active, well tolerated treatment options for this patient population and results from our clinical trial of bezuclastinib in combination with sunitinib demonstrated the potential for this novel combination to address the underlying drivers of imatinib resistance. Bezuclastinib has been granted orphan drug designation for the treatment of GIST by the FDA and under the Orphan Drug Act and the European Medicines Agency (“EMA”).

Bezuclastinib is designed to be a potent and selective inhibitor of KIT exon 17 mutations. By combining bezuclastinib with sunitinib, a tyrosine kinase inhibitor known to inhibit KIT exon 13 mutations, we believe this combination has the potential to offer a new, active treatment option for imatinib resistant GIST patients.

The safety profile of bezuclastinib was clinically evaluated in approximately 50 GIST patients both as a single agent and as part of a combination therapy. Clinical data from this trial were published in the Journal of American Medical Association (“JAMA”) and were presented at several scientific conferences, including by us at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual CTOS meeting. In November 2020, we presented final results from a Phase 1/2 trial testing the combination of bezuclastinib with sunitinib in 18 heavily pre-treated GIST patients at 2020 CTOS. In the subset of 15 patients who had not been previously treated with bezuclastinib as a single-agent, the estimated mPFS reached 12 months , the confirmed ORR was 20% and the clinical benefit rate (CR+PR+SD) was 80%, with 27% of patients remaining on therapy out 27-34 months. Importantly, there were no dose limiting toxicities in the three dose levels tested, and the most common Treatment Emergent Adverse Events that were grade 3 or higher included anemia (5 patients, 27.8%), hypophosphatemia (3 patients, 16.7%), diarrhea, fatigue, hypertension, and lymphopenia (each 2 patients, 11.1%).

Demographics and Prior Therapy: Heavily Pretreated GIST Patients treated in Phase 1/2 Trial Testing the Combination of Bezuclastinib with Sunitinib

Figure 15. GIST Phase 1/2 trial demographics (Source: 2020 CTOS annual meeting)

Durable Responses in Patients Treated with Bezuclastinib + Sunitinib

Figure 16. Patient Responses in GIST Phase 1/2 trial ( Source: 2020 CTOS annual meeting)

PEAK (GIST)

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. We are currently enrolling Part 2 of the trial and expect to complete enrollment by the end of 2024, with top-line results expected by the end of 2025.

Figure 17. PEAK study design graphic

Based on the data from the lead-in portion of the PEAK trial, we initiated the randomized portion of PEAK using a 600 mg dose of our optimized formulation of bezuclastinib, supplied as 75 mg tablets, which in the lead-in portion of the study demonstrated clinical exposure comparable to the 1,000 mg original formulation used in our GIST Phase 1/2 clinical trial. Initial safety and pharmacokinetic data from the PEAK lead-in study was presented at the CTOS annual meeting in November 2022.

In June 2023, we presented positive data from the lead-in portion of the PEAK trial at the 2023 annual American Society of Clinical Oncology (“ASCO”). As of the cutoff date of March 29, 2023, the combination of bezuclastinib and sunitinib was generally well-tolerated with an encouraging safety profile. Data were immature to estimate median progression free survival. The data demonstrated 55% Disease Control Rate (“DCR”) in heavily pre-treated GIST patients, including 100% DCR and 17% ORR in efficacy evaluable 2nd-line GIST patients.

Figure 18. PEAK ORR and Durability

In November 2023, we presented updated clinical data from the lead-in portion of the PEAK trial at the CTOS annual meeting. Safety and tolerability data were consistent with the data previously presented at ASCO. Updated clinical activity from a subset of 2nd-line GIST patients demonstrates a 33% confirmed ORR with ongoing median duration of therapy greater than 14 months. Together with clinical data previously reported from the Phase 1/2 trial, four of ten evaluable 2nd-line GIST patients treated with the combination have reached confirmed partial response status.

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

In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome and a panel of channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations.

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity, increased estimated brain penetrance to 40% and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in November 2023 at the San Antonio Breast Cancer Symposium (“SABCS”). The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of pErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. These advances continue to highlight a favorable profile for optimal clinical efficacy.

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage for the H1047R mutation, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. Preclinical data was presented at SABCS in November 2023 and highlighted that CGT4824 is an allosteric inhibitor of PI3K, was well-tolerated in the tumor growth inhibition efficacy models and has been profiled as lead series exemplar based on its selectivity for H1047R over WT PI3K. CGT4824 demonstrated low nM potency in H1047R mutant PI3K cell lines, differentiated dose ascending PK in mice with high bioavailability and low clearance. CGT4824 also showed >95% inhibition of pAKT in a H1047R PD model, importantly without increases in insulin or C-peptide. Its efficacy profile was superior to a clinically-relevant dose of alpelisib in the NCI H1048 mouse tumor growth inhibition model. Additional lead series analogs were also described, highlighting our more recent advances toward increasing selectivity and potency against H1047R mutants

For FGFR2, ErbB2 and PI3Kα, we see opportunities to provide a more robust molecular response compared to existing therapies. We have selected our FGFR2 clinical candidate, CGT4859. IND-enabling studies are on-going and we expect to initiate a Phase 1 clinical trial in 2024. We expect to announce our ErbB2 clinical candidate in 2024 and initiate IND-enabling studies for this candidate. We expect to select a lead candidate and initiate IND-enabling studies from our on-going PI3Kα program in 2024.

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

With the acquisition of Kiq Bio LLC (formerly Kiq LLC) (“Kiq”) on July 6, 2020, we obtained an exclusive, sublicensable, worldwide license to patents and applications owned by Plexxikon pursuant to a license agreement between Plexxikon and Kiq (the “License Agreement”). The licensed patents and applications under the License Agreement cover bezuclastinib, its therapeutic uses, and methods of making bezuclastinib and intermediates. These patents and applications include issued patents in multiple territories, including, but not limited to, Australia, Brazil, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. The pending applications also include patent applications pending in Australia, Brazil, Canada, China, Egypt, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, Philippines, Singapore, South Africa, and the United States. The issued U.S. patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033 and 2034, and the issued foreign patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033, without consideration of potential patent term extensions. Patent applications covering methods of making bezuclastinib and intermediates could potentially provide exclusivity through at least 2041. In 2023, we filed US and international patent applications seeking to protect our optimized formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043. We may seek to obtain rights under additional patent applications relating to bezuclastinib and its use to treat SM and GIST in the United States and in other countries as we proceed with this development program.

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

Licenses and Third-Party Research Collaborations

License Agreement with Plexxikon Inc.

In July 2020, we obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize bezuclastinib. Under the terms of the License Agreement, we are required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2023, no other milestone payments have been made or are considered probable of occurring.

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

In SM, the only approved drugs for the treatment of AdvSM are Blueprint Medicines Corporation’s ("Blueprint") avapritinib and Novartis AG’s midostaurin. Additionally, Novartis AG’s imatinib is approved for AdvSM patients without the KIT D816V mutation or mutational status unknown. Blueprint’s avapritinib has also been approved for the treatment of Non-AdvSM. We may also face competition from other drug candidates in pre-clinical or clinical development for SM.

In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression, followed by fourth-line ripretinib for patients who have received three or more prior kinase inhibitors. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRα exon 18 mutation, including PDGFRA D842V mutations only. We may face competition from other drug candidates in pre-clinical or clinical development including, Deciphera Pharmaceuticals, Inc., Taiho Pharmaceutical Co. Ltd, and IDRx.

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

Review and Approval of Drugs in the United States

In the United States, the FDA and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the United States at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.

An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:

•
completion of pre-clinical laboratory tests, which may include animal and in vitro studies, and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently approximately $4.0 million for fiscal year 2024, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently approximately $0.4 million for fiscal year 2024. These fees are adjusted annually.

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

The FDA may approve an NDA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA also has increased authority for expedited procedures to withdraw approval of a product or indication approved under accelerated approval if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

505(b)(2) New Drug Applications

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

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

US Data Privacy and Security Laws

There are numerous U.S. federal, state, and local laws and regulations, as well as foreign legislation, in particular in the EU and UK, which regulate personal information, including how that information may be used, processed, and disclosed. These regulations also cover sensitive and confidential personal information, including medical and health information, and impose requirements on entities that handle such information to implement certain privacy and security measures. We and/or our partners may be subject to these laws.

In the United States, at the federal level, the regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), impose data privacy, security and data breach reporting obligations with respect to protected health information (“PHI”) on covered entities—which include health plans, healthcare clearinghouses and certain healthcare providers—and business associates—which include persons or entities that perform certain functions or activities that involve the use or disclosure of PHI on behalf of, or in connection with providing a service for, a covered entity.

There are also a number of U.S. state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), that govern the privacy and security of personal information in certain circumstances. The CCPA/CPRA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. Some of these laws and regulations impose different, and in certain instances, more stringent requirements than HIPAA. Failing comply with these laws and regulations can result in significant civil and/or criminal penalties, as well as exposure to private litigation, all of which can result in financial and reputational risks.

Review and Approval of Drug Products in the European Union and United Kingdom

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

The United Kingdom (“UK”) formally left the EU on January 31, 2020 and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. The EU and the UK agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of Good Manufacturing Practice (“GMP”) and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

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

The UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) conducted a comprehensive consultation in 2021 on proposals to develop a new UK regime for medical devices in the UK. The proposals include more closely aligning definitions for medical devices and in vitro medical devices with internationally recognized definitions and changing the classification of medical devices according to levels or risk. The proposals are intended to improve patient and public safety and increase the appeal of the UK market. Core aspects of the new regime are planned to come into force on July 1, 2025, with strengthened post-market surveillance proposals to be introduced in advance of such date.

Under the Medical Devices (Amendment) (Great Britain) Regulations 2023, CE marked European medical devices will continue to be accepted for sale in the UK until 2028 or 2030 (depending on the type of device).

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

A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. Member States will work in CTIS immediately after the system has gone live. For one year, until 31 January 2023, clinical trial sponsors can still choose whether to submit an initial clinical trial application in line with the current system (Clinical Trials Directive) or via CTIS. Since 31 January 2023, submission of initial CTA via CTIS is mandatory, and by January 31, 2025, all ongoing trials approved under the current Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.

Under both the current regime and the new CTR, national laws, regulations, and the applicable Good Clinical Practice ("GCP") and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the European Medicines Agency (“EMA”) and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

Marketing Authorization Procedures

In the EU and in Iceland, Norway and Liechtenstein (together the European Economic Area or “EEA”), after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit a MAA through, amongst others, a centralized or decentralized procedure.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”), established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of major public health interest, particularly from the point of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion.

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

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. New RMPs are required to be submitted (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA subject to only limited redactions.

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force.

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

European Data Privacy and Security Laws

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679) (“GDPR”), which came into force in May 2018 and related implementing laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of certain data processing activities to the national data protection authorities and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

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

The GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection, except if the data importer meets very specific requirements such as the use of standard contractual clauses (“SCCs”), issued by the European Commission. In this respect recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EU/EEA. For example, on June 4, 2021 the EU Commission issued a new set of SCCs for data transfers from controllers or processors in the EU/EEA to controllers or processors established outside the EEA. These SCCs replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. There were various implementation deadlines linked to the use of these new SCCs, and all contracts incorporating SCCs had to be updated to include the new SCCs by December 27, 2022. On November 11, 2021, the European Data Protection Board adopted recommendations on such appropriate safeguards that supplement transfer mechanisms (like the SCCs). These recommendations aim to assist data exporters with their duty to identify and implement appropriate supplementary measures where they are needed to ensure an essentially equivalent level of protection to the personal data they transfer to third countries. With regard to the transfer of data from the EEA to the US, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to US companies participating in the framework.

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

With regard to the transfer of data from the EEA to the UK, on June 28, 2021 the European Commission adopted two adequacy decisions for the UK: one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the EU to the UK since the UK is deemed to have an adequate data protection level for the purposes of the EU regime. However, the adequacy of decisions are subject to a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed. Additionally, following the UK’s withdrawal from the EEA, companies also have to comply with the UK’s data protection laws (including the GDPR as incorporated into UK national law), the latter regime having the ability to impose fines up to the greater of £17.5 million or 4% of global turnover. Furthermore, transfers from the UK to other countries, including to the EEA, are subject to specific transfer rules under the UK regime; personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old EU SCCs for the purposes of the UK regime. However, the transitional provisions, adopted with the IDTA and the Addendum, provide that contracts concluded on or before September 21, 2022 on the basis of any old EU SCCs continue to provide appropriate safeguards for the purpose of the UK regime until March 21, 2024, provided that the processing operations that are the subject matter of the contract remain unchanged and reliance on those clauses ensures that the transfer of personal data is subject to appropriate safeguards.

With regard to the transfer of data from the UK to the US, the UK government has adopted an adequacy decision for the US, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the US as offering an adequate level of data protection where the transfer is to a US company participating in the EU-US Data Privacy Framework and the UK Extension.

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
•
Directive 2003/94/EC, laying down the principles of good manufacturing practice in respect of medicinal products and investigational medicinal products for human use (the GMP Directive); repealed by Directive 2017/1572 on January 31, 2022; this directive also lays out standards and principles for manufacturing practices of medicinal products for human use and investigational medicinal products for human use.
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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, risk sharing, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Recently, the U.S. government passed the Inflation Reduction Act (“IRA”), which authorizes the U.S. Department of Health and Human Services to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

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

Human Capital

As of December 31, 2023, we had 164 employees, approximately 62% of whom have an M.D., Ph.D., or other advanced degree. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

We believe that our future success largely depends upon our continued ability to attract and retain a diverse group of highly skilled employees. We offer comprehensive compensation packages, including competitive base pay, incentive compensation and equity programs, and provide a broad range of benefits, including 401(k) plan with employer match, healthcare and insurance benefits, paid time off, paid family and medical leave, flexible work schedules, and various health and wellness programs. We also provide development programs that enable continued learning and growth.

Our Code of Business Conduct and Ethics ensures that our core values of respect, integrity, collaboration, innovation, trust, and excellence are applied throughout our operations. Our Code of Business Conduct and Ethics serves as a tool to help all of us recognize and report unethical conduct, while preserving our culture of honesty and accountability.

None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in March 2014 under the name Unum Therapeutics Inc. On April 3, 2018, we completed our initial public offering (“IPO”) of our common stock under the ticker “UMRX.” On October 2, 2020, we filed an amendment to our certificate of incorporation to change our name to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, our common stock began trading under the ticker symbol “COGT.”

As of December 31, 2023, we had 105,346,559 shares outstanding on a fully diluted and as-converted basis, including the 86,124,249 shares of common stock outstanding, the 606,060 pre-funded warrants that are exercisable for shares of common stock, and the 74,465 shares of Series A Preferred stock, which are convertible into 18,616,250 shares of common stock. As of February 22, 2024, we had 135,415,606 shares outstanding on a fully diluted and as-converted basis, including the 17,717,997 common shares issued in the February 2024 Private Placement and the 12,280 Series B Non-Voting Convertible Preferred Shares issued in the February 2024 Private Placement, which are convertible into 12,280,000 common shares, subject to approval of an increase to authorized shares of common stock at our 2024 annual meeting of stockholders.

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

Through the development of the research team, we are also working to build a pipeline of other product candidates. Researching, developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. Even if we are successful in continuing to build and expand our pipeline, we cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process, or that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue precision medicines. Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize additional products that are safer, more effective, have superior dosing regimens, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient or are less expensive than bezuclastinib or any other products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

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

If difficulties arise enrolling patients in our clinical trials, clinical development activities could be delayed or otherwise adversely affected.

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

In addition, our clinical trials compete with approved products as well as other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to take an approved product or otherwise enroll in a trial being conducted by one of our competitors. Any delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, our expected timelines for delivering top-line results across all three of our active studies, and any subsequent regulatory approvals or commercialization activities.

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

Our timing of filing INDs or CTAs on our product candidates and initiating additional clinical trials is dependent on further research. We cannot be sure that submission of an IND or CTA will result in the FDA or other regulatory authority allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials.

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

In November 2021, we announced an updated formulation of bezuclastinib which is intended to reduce the number of daily tablets required for patients with GIST, thereby potentially improving the overall GIST patient experience. This formulation has now been incorporated into all three of our ongoing clinical trials. The formulation is unproven to date, and there is no guarantee that it will be successful or perform as desired.

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

Risks Related to Our Reliance on Third Parties

We currently rely and for the foreseeable future will continue to rely on third parties to conduct our clinical trials and to assist with various research, discovery, manufacturing and supply activities. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates or discover new product candidates on our intended timelines, if at all.

We depend and will depend upon independent investigators and collaborators, such as medical institutions, contract research organizations (“CROs”), contract manufacturing organizations (“CMO”s) and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. We and these third parties are required to comply with good clinical practices (“GCP”s), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, failure or any failure by these third parties to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf.

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

We also rely on third party vendors and collaborators to support our research and discovery efforts and to help expand our drug candidate pipeline, including certain third parties located in China, and we expect to continue to use such third parties. A natural disaster, epidemic or pandemic disease outbreaks, trade war, political unrest or other local events could disrupt the business or operations of these third parties and thus negatively impact our research and discovery capabilities and timelines.

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

If any of our product candidates receive regulatory approval and we are not able to negotiate commercial supply terms with any third-party manufacturers, we may be unable to commercialize our products, and our business and financial condition would be materially harmed. If we are forced to accept unfavorable terms for our relationships with any such third-party manufacturer, our business and financial condition would be materially harmed.

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

The API and drug product used in bezuclastinib are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates and supply our drug candidates for clinical trials, depends in part on our ability to obtain the API and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities and on sufficient timelines for clinical testing. We will need to enter into arrangements to establish redundant or second-source supply of some of the API and drug product. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API or drug product in sufficient quantities or on the timelines necessary to meet our needs it could significantly and adversely affect our business, the supply of our current or future drug candidates or any future approved drugs and our financial condition.

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

We currently have one drug candidate in clinical development for three indications and its risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans.

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

We are conducting clinical trials with our lead product candidate, bezuclastinib, in patients with GIST, AdvSM and Non-AdvSM. The FDA may not agree with some or all of our regulatory plans for initial registration of bezuclastinib in some or all of these indications and may require additional clinical trials to be conducted prior to approval. Our clinical trial results may also not support approval.

In addition, our product candidates could fail to receive regulatory approval for many reasons, including if we are unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications, or that our product candidates’ clinical and other benefits outweigh their safety risks. Moreover, our clinical trial results may also not support approval.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to bezuclastinib, and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

We have undergone significant growth over the past two years and we may face challenges in managing our growth.

During the past two years, we increased our headcount from 77 to 164 full time employees through the expansion of our research, development, manufacturing and G&A infrastructure, and we moved into new offices and labs in Massachusetts and Colorado, respectively. We need to continue to recruit, train and retain qualified personnel to support our growth and we may be unable to do so effectively.

As of December 31, 2023, we are no longer an emerging growth company (“EGC”), as defined in the JOBS Act and, as the market value of our common stock that was held by non-affiliates exceeded $700 million as of June 30, 2023, we are now a large accelerated filer and we are now subject to certain disclosure requirements that were not applicable to use as an EGC or as a smaller reporting company. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. We continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures to support the establishment and maintenance of effective disclosure and financial controls and corporate governance. Our management and other personnel devote a s substantial amount of time to these compliance initiatives, and these increase our legal and financial costs and make some activities more time-consuming and costly. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our development timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

Our business and operations could suffer in the event of system failures or unauthorized or inappropriate use of or access to our systems.

We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, use and transmit personal information and sensitive information including intellectual property, proprietary business information, and health-related information, in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Due to the size and complexity and the increasing amounts of confidential information that are maintained, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security incidents or breaches from inadvertent or intentional actions by our employees and/or third parties with whom we do business, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, denial-of-service attacks, supply chain attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or those of our partners or lead to data leakage. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, similar events relating to the information technology systems of our third-party collaborators who we rely on for the manufacture of our product candidates and to conduct clinical trials could also have a material adverse effect on our business. In addition, changes in how our employees work and access our systems, when part of our workforce is working remotely, could also lead to opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent security risks or incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could, under certain circumstances, be subject to notification obligations to affected individuals and/or government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information which could take the form of, amongst other things, administrative fines, and the development and potential commercialization of our product candidates could be delayed. While we maintain cyber insurance at levels that we believe are appropriate for our business, we cannot assure our investors that it will be sufficient in type or amount to cover us against all claims related to security compromises or breaches, cyberattacks and other related breaches.

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding. If we fail to obtain additional financing when needed, or on attractive terms, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our current and future product candidates, including our clinical trials for bezuclastinib. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment and other obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our ability to use net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. As of December 31, 2023, approximately $69.7 million and $4.0 million of federal and state net operating losses, respectively, as well as $3.5 million of future amortization for federal purposes, were subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. The Company has not performed a Section 382 analysis since December 2020.

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

Our executive officers, directors, and ≥ 5% stockholders beneficially owned approximately 65.1% of our outstanding common stock as of December 31, 2023. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of our directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interests of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We have developed and maintain processes designed to assess, identify, and manage cybersecurity risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. The scope of these processes includes risks that may be associated with both out internally managed IT systems and key business functions and sensitive data operated or managed by or maintained at third-party service providers. These processes are managed and monitored by a dedicated information technology team, which is led by our Head of IT, who reports to our Chief Technology Officer, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. We constantly monitor our information technology environment for abnormal behavior, conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors and other third party service providers that have access to the personal information we collect, use, store, and transmit. We also conduct periodic employee trainings on cyber and information security, among other topics. We leverage standard industry tools from a software and hardware perspective and maintain a cybersecurity risk insurance policy.

In addition, we consult with outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. We have retained VeraSafe, LLC (“VeraSafe”) to help review and monitor our practices and processes related to personal data and compliance with applicable data protection laws. VeraSafe acts as our Data Protection Officer pursuant to the European Union and United Kingdom General Data Protection Regulation and has served in this capacity since May 2021.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Employee Matters and Managing Growth.”

Governance Related to Cybersecurity Risks

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives periodic updates on cybersecurity and information technology matters and related risk exposures. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Our Head of IT, who reports to the Chief Technology Officer, a member of the executive team, has over 20 years of experience managing information technology and cybersecurity matters. The Head of IT and the Chief Technology Officer, together with our senior leadership team, are responsible for assessing and managing cybersecurity risks and they work collaboratively across our company to implement policies and procedures designed to protect our information and systems from cybersecurity threats and to respond promptly to any material cybersecurity incidents in accordance with our incident response plans. A cross-functional team is responsible for responding to cybersecurity incidents.

ITEM 2. PROPERTIES

Waltham, Massachusetts

Our corporate headquarters are located in Waltham, Massachusetts, where we sublease approximately 17,749 square feet of office space pursuant to a sublease agreement that commenced in June 2022 and expires in September 2026. This facility primarily houses our clinical, regulatory, and administrative personnel.

Boulder, Colorado

We lease approximately 44,657 square feet of office and laboratory space in Boulder, Colorado. The lease has an initial term of 12 years, commencing in June 2022 and expiring in June 2035, with the option to extend for three successive five-year terms. This facility primarily houses our research and other administrative personnel.

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

Holders of Our Common Stock

As of February 22, 2024, there were approximately 47 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is included below in Part III—Item 11, “Executive Compensation.”

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. The discussion below presents a discussion of our financial condition and results of operations for fiscal years 2023 and 2022. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023, for a discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 and comparison to the fiscal year ended December 31, 2021.

Overview

We are a biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib in patients living with Advanced Systemic Mastocytosis (“AdvSM”), Non-Advanced Systemic Mastocytosis (“Non-AdvSM”) and GIST. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in FGFR2, ErbB2 and PI3Kα.

Bezuclastinib

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

SUMMIT is our randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Non-AdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. Based on the performance of bezuclastinib’s optimized formulation in the PEAK lead-in trial, as well as in a healthy normal volunteer study, the SUMMIT trial protocol was amended to allow for the optimized formulation to be introduced during the Phase 1b dose optimization phase. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. SUMMIT Part 2 is expected to include 159 patients and complete enrollment in the second quarter of 2025, with estimated top-line results by the end of 2025.

From the data collected in Part 1 of SUMMIT and in accordance with FDA guidelines, we are developing a novel patient reported outcomes measure (“PROM”) called Mastocytosis Symptom Severity Daily Diary (“MS2D2”). Based on literature review, patient and physician interviews, and data from SUMMIT Part 1 we believe our MS2D2 is a reliable, valid and fit-for-purpose PROM. The MS2D2 Total Symptom Score (“TSS”) is comprised of 11 items, and scored on a 0-110 scale. Pending alignment with the FDA regarding MS2D2, a comparison of week 24 mean absolute change from baseline in MS2D2 score between bezuclastinib and placebo is expected to serve as the primary endpoint of SUMMIT Part 2.

In February 2024, we presented data from SUMMIT Part 1b at the 2024 American Academy of Allergy, Asthma and Immunology (“AAAAI”). Thirty four patients were enrolled in Part 1b and were treated with either bezuclastinib or placebo plus best supportive care. Patients were enrolled with the following sub-types: 33 patients with ISM and one patient with SSM. One patient had received prior avapritinib. These patients were evaluated for signs of clinical activity over 12 weeks, including well-accepted biomarkers of disease burden. Based on the totality of the results from Summit Part 1 the data support 100 mg QD as the optimal dose of bezuclastinib in Part 2 of SUMMIT for patients with Non-AdvSM (“RP2D”).

At the RP2D and as of the cut-off date of December 18, 2023, 100% of patients with baseline tryptase ≥20ng/mL achieved <20ng/mL at week 12 versus 0% of placebo patients. Additionally, 100% of patients with detectable baseline KIT D816V variant allele fraction (“VAF”) achieved ≥50% reduction in KIT D816V VAF at week 12 versus 0% of placebo patients and 86% of patients with evaluable bone marrow samples achieved ≥50% reduction in bone marrow mast cell burden at week 12 versus 40% of placebo patients.

Patients enrolled in SUMMIT Part 1b were evaluated for signs of clinical activity over 12 weeks using multiple PRO measures, including MS2D2 and the Mast Cell Quality-of-Life (“MC-QoL”). At the RP2D, patients reported a 51% mean improvement in overall symptom severity MS2D2 TSS from baseline at week 12 for bezuclastinib 100 mg versus 18% improvement for placebo. Additionally, patients at the RP2D reported a statistically significant reduction in total symptom severity after 12 weeks when compared to placebo (-23.78 vs. -9.03; p=0.0003) and 70% of patients at the RP2D achieved ≥50% reduction in MS2D2 TSS at Week 12 versus 8% placebo patients. Patients at the RP2D reported a 49% mean improvement in quality of life (MC-QoL) versus 24% for placebo. Additionally, patients at the RP2D reported a statistically significant improvement in quality of life after 12 weeks when compared to placebo (–24.86 vs. -12.39, p=0.046).

The majority of treatment emergent adverse events were low grade and reversible with no bleeding or cognitive impairment events reported across cohorts. There were no dose reductions in the 100 mg cohort and two dose reductions in the 150 mg cohort (Grade 1 ALT and Grade 2 abdominal pain). Only one serious adverse event (“SAE”) was reported across both cohorts, which occurred in the 150mg cohort, when a patient experienced ALT/AST increase that led to discontinuation. We have initiated SUMMIT Part 2 utilizing the 100 mg once daily dose of bezuclastinib.

In December 2023, we reported positive clinical data from the ongoing Phase 2 SUMMIT trial at the American Society of Hematology (“ASH”) annual meeting. Twenty patients in Part 1a were treated with either bezuclastinib or placebo plus best supportive care for all arms. These patients were evaluated for signs of clinical activity within the first 12 weeks, including well-accepted biomarkers of disease burden. As of the cut-off date of October 25, 2023, 100% of bezuclastinib patients achieved a ≥ 50% reduction in serum tryptase levels compared to 0% of placebo patients. Additionally, 100% of bezuclastinib patients with detectable baseline KIT D816V VAF achieved a ≥ 50% reduction in KIT D816V VAF compared to 0% of placebo patients and 100% of bezuclastinib patients with measurable baseline mast cell aggregates achieved a≥ 50% reduction in bone marrow mast cell burden compared to 14% of placebo patients.

The twenty patients enrolled in Part 1a were evaluated for signs of clinical activity within the first 12 weeks across quality-of-life and/or symptomatic severity scales including MC-QoL, Mastocytosis Activity Scale (“MAS”), Patient Global Impression of Severity (“PGIS”) and Patient Global Impression of Change (“PGIC”). Additional patient assessments were made during the open-label extension using MC-QoL, PGIS and PGIC. In patients with completed questionnaires, by week 12, bezuclastinib patients showed a median best improvement of 37% on MC-QoL versus 24% for placebo patients, with median best improvement increasing to 57% as of week 20. Patients who crossed over from placebo to bezuclastinib, showed median best improvement on MC-QoL of 75% by week in the open label extension ("OLE"). At week 12, 63% of patients receiving bezuclastinib had ≥1 point improvement in PGIS during Part 1a versus 0% of placebo patients. This increased to 78% of bezuclastinib patients at week 20. After crossing over to bezuclastinib in the open label extension, 67% of placebo patients had ≥1 point improvement by week 8 of active treatment. At week 12, 63% of patients receiving bezuclastinib reported overall symptoms were “much better” to “very much better” on PGIC versus 0% of placebo patients. This increased to 78% of patients receiving bezuclastinib at week 20. After crossing over to bezuclastinib in OLE, 43% of placebo patients reported symptoms were “much better” to “very much better” on PGIC by week 8.

Based on the totality of the results from Summit Part 1 the data support 100 mg QD as the optimal dose of bezuclastinib in Part 2 of SUMMIT for patients with Non-AdvSM.

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive initial clinical data from the ongoing APEX trial at the 2022 European Hematology Association Annual Congress and we presented updated positive clinical data in an oral presentation at the American Society of Hematology (“ASH”) Annual Meeting in December 2022. In April 2023, we initiated Part 2 of the APEX trial using an optimized formulation of bezuclastinib at 150 mg daily dose, which is on track to complete enrollment of the expansion portion of the trial by the end of 2024. An additional APEX cohort was initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with systemic mastocytosis with an associated hematologic neoplasm.

In December 2023, at the 2023 ASH meeting, we reported positive clinical data from Part 1 of the APEX trial. As of the data cutoff date of September 25, 2023, 32 patients had been treated in Part 1 at one of four dose levels (50 mg BID, 100 mg BID, 200 mg BID or 400 mg QD). Patients were enrolled with the following sub-types: seven patients with ASM, 23 patients with SM-AHN, and two patients with MCL. As of the cut-off date of September 25, 2023, 32 patients enrolled were evaluated for signs of clinical activity and 27 patients were evaluable for response per the modified IWG-MRT-ECNM criteria. An objective response rate ("ORR") of 52% (including complete remission (“CR”), CR with partial hematologic remission (“CRh”), partial remission (“PR”)) was achieved, including a 56% ORR for TKI-treatment-naïve patients. An ORR of 75% was achieved by pure pathological response (“PPR”) criteria, including an ORR of 86% for TKI-treatment-naïve patients. All patients receiving the 100mg BID achieved PR or better and remain on trial with 3 patients at ≥ 30 cycles of treatment. The 150mg QD optimized formulation dose selected for APEX Part 2 is expected to deliver patient exposures consistent with Part 1. We are on track to complete enrollment in the registration-directed APEX study by the end of 2024, with top-line results by expected by mid-2025.

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

In November 2021, through a partnership with Serán Biosciences, we announced the development of our optimized formulation of bezuclastinib, which was initially used in the lead-in portion of our PEAK trial. Based on the data from the lead-in study we have initiated the randomized portion of PEAK using a 600 mg dose of the optimized formulation of bezuclastinib, which in the lead-in portion of the study demonstrated clinical exposure equivalent to the 1,000 mg original formulation used in the GIST Phase 1/2 clinical trial.

Initial safety and pharmacokinetic data from the PEAK lead-in study was presented at the CTOS annual meeting in November 2022. In June 2023, we presented positive lead-in data from the on-going Phase 3 PEAK trial of bezuclastinib plus sunitinib at the 2023 annual American Society of Clinical Oncology (“ASCO”). As of the cutoff date of March 29, 2023, the combination of bezuclastinib and sunitinib was generally well-tolerated with an encouraging safety profile. Data were immature to estimate median progression free survival. The data demonstrated 55% Disease Control Rate (“DCR”) in heavily pre-treated GIST patients, including 100% DCR and 17% overall response rate in efficacy evaluable 2nd-line GIST patients. In November 2023, we presented updated clinical data from the lead-in portion of the on-going PEAK trial at the CTOS annual meeting. Safety and tolerability data are consistent with the data previously presented at ASCO. Updated clinical activity from a subset of 2nd-line GIST patients demonstrates a 33% confirmed overall response rate (“ORR”) with ongoing median duration of therapy greater than 14 months. Together with clinical data previously reported from the Phase 1/2 trial, four of ten evaluable 2nd-line GIST patients treated with the combination have reached confirmed partial response status. We are currently enrolling Part 2 of the trial and expect to complete enrollment by the end of 2024, with top-line results expected by the end of 2025.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon. Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the Peak study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2023, no other milestone payments have been made. Patents protecting bezuclastinib include composition of matter claims which have been issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we filed a patent application seeking to protect our optimized formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043.

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

In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome and a panel of channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations.

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity, increased estimated brain penetrance to 40% and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in November 2023 at the San Antonio Breast Cancer Symposium (“SABCS”). The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of pErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. These advances continue to highlight a favorable profile for optimal clinical efficacy.

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage for the H1047R mutation, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. Preclinical data was presented at SABCS in November 2023 and highlighted that CGT4824 is an allosteric inhibitor of PI3K, was well-tolerated in the tumor growth inhibition efficacy models and has been profiled as lead series exemplar based on its selectivity for H1047R over WT PI3K. CGT4824 demonstrated low nM potency in H1047R mutant PI3K cell lines, differentiated dose ascending PK in mice with high bioavailability and low clearance. CGT4824 also showed >95% inhibition of pAKT in a H1047R PD model, importantly without increases in insulin or C-peptide. Its efficacy profile was superior to a clinically-relevant dose of alpelisib in the NCI H1048 mouse tumor growth inhibition model. Additional lead series analogs were also described, highlighting our more recent advances toward increasing selectivity and potency against H1047R mutants.

For FGFR2, ErbB2 and PI3K, we see opportunities to provide a more robust molecular response compared to existing therapies. We have selected our FGFR2 clinical candidate, CGT4859. IND-enabling studies are on-going and we expect to initiate a clinical trial in 2024. We expect to announce our ErbB2 clinical candidate in 2024.

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $192.4 million for the year ended December 31, 2023 compared to net loss of $140.2 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $603.6 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we initiate and increase enrollment for our existing and planned clinical trials for our product candidates;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as a result of the costs associated with the expansion of operations to support our on-going discovery, preclinical and clinical activities and any future commercialization activities.

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

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023. We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of $195.7 million and $110.6 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2023, $192.4 million is available to be carried forward indefinitely but we are permitted to offset a maximum of 80% of taxable income per year. As of December 31, 2023, we had U.S. federal and state research and development tax credit carryforwards of $14.0 million and $3.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively. The Company also had federal orphan drug tax credits of $12.4 million which may be available to offset future income tax liabilities and begin to expire in 2041.

Utilization of the U.S. federal and state net operating loss carryforwards and tax credit carryforwards may be subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$173,755	$121,627	$52,128
General and administrative	34,375	26,212	8,163
Total operating expenses	208,130	147,839	60,291
Loss from operations	(208,130)	(147,839)	(60,291)
Other income:
Interest income	13,077	3,989	9,088
Other income, net	943	2,249	(1,306)
Change in fair value of CVR liability	1,700	1,360	340
Total other income, net	15,720	7,598	8,122
Net loss	$(192,410)	$(140,241)	$(52,169)

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
Bezuclastinib	$85,484	$61,270	$24,214
Preclinical research and discovery	19,171	12,957	6,214
Unallocated expenses:
Personnel related (including stock-based compensation)	53,645	35,506	18,139
Laboratory supplies, facility related and other	15,455	11,894	3,561
Total research and development expenses	$173,755	$121,627	$52,128

Total research and development expense increased by $52.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 and the increase was driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $6.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This is further driven by increased lab supplies and other facilities costs to support the build-out of the Cogent Research Team.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $34.4 million, compared to $26.2 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $6.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Income

Interest income for the year ended December 31, 2023 was $13.1 million, compared to $4.0 million for the year ended December 31, 2022. The increase in interest income was primarily due to higher average invested balances and higher interest rates in the current year compared to the prior period.

Other Income, Net

Other income, net was $0.9 million in the year ended December 31, 2023, compared to $2.2 million for the year ended December 31, 2022. Other income represents sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space, partially offset by the right-of-use asset impairment charge of $0.4 million recorded for this space in 2022.

Change in fair value of CVR liability

The change in fair value of CVR liability for year ended December 31, 2023 was $1.7 million, compared to $1.4 million for the year ended December 31, 2022. The change in fair value of CVR liability was a result of a decrease in the probability of receiving the milestone payments from Sotio prior to the expiration of the CVR on August 6, 2023.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of December 31, 2023, no shares have been sold under the Sales Agreement.

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

As of December 31, 2023, we had 105,346,559 shares outstanding on an as-converted basis, which consists of 86,124,249 shares of common stock outstanding, pre-funded warrants that are exercisable for 606,060 shares of common stock, and 74,465 shares of Series A Preferred Stock that are convertible into 18,616,250 shares of common stock.

On February 13, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). The closing of the Private Placement occurred on February 16, 2024.

Pursuant to the Purchase Agreement, the Purchasers purchased (i) an aggregate of 17,717,997 shares of our common stock, par value $0.001 per share, at a price per share of $7.50, and (ii) 12,280 shares of our Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Shares”), at a price per share of $7,500.00, for an aggregate purchase price of approximately $225 million. Each Series B Preferred Share is convertible into 1,000 shares of common stock. Pursuant to the Purchase Agreement, we have agreed to submit to our stockholders the approval of an increase in the authorized shares of common stock at our 2024 annual meeting of stockholders.

As of February 22, 2024, we had 135,415,606 shares outstanding on a fully diluted and as-converted basis, including the 17,717,997 common shares and the 12,280 Series B Preferred Shares issued in the Private Placement, which are convertible into 12,280,000 common shares, subject to approval of an increase to authorized shares of common stock at our 2024 annual meeting of stockholders.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $273.2 million, which, combined with the gross proceeds of $225 million from the Private Placement, we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(153,624)	$(118,638)
Net cash used in investing activities	(97,824)	(124,718)
Net cash provided by financing activities	163,536	163,558
Net decrease in cash, cash equivalents and restricted cash	$(87,912)	$(79,798)

Operating Activities

During the year ended December 31, 2023, operating activities used $153.6 million of cash, primarily resulting from our net loss of $192.4 million, partially offset by changes in our operating assets and liabilities of $11.4 million and net non-cash charges of $27.3 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of a $13.0 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.8 million decrease in operating lease liabilities, a $0.6 million increase in prepaid expenses and other current assets and a $0.1 million increase in other assets.

During the year ended December 31, 2022, operating activities used $118.6 million of cash, primarily resulting from our net loss of $140.2 million, partially offset by changes in our operating assets and liabilities of $0.8 million and net non-cash charges of $20.9 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $12.0 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $8.7 million decrease in operating lease liabilities, a $1.5 million increase in prepaid expenses and other current assets and a $1.0 million increase in other assets.

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $97.8 million, consisting of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

During the year ended December 31, 2022, net cash used in investing activities was $124.7 million, consisting of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $163.5 million which consisted of $161.8 million in proceeds from the issuance of common stock in an underwritten public offering, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

During the year ended December 31, 2022, net cash provided by financing activities was $163.6 million which consisted of $161.9 million in proceeds from the issuance of common stock and pre-funded warrants in an underwritten public offering, net of paid offering costs, proceeds from the issuance of common stock upon stock option exercises, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from pre-funded warrant exercises.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $273.2 million as of December 31, 2023, combined with the gross proceeds of $225 million from the Private Placement in February 2024, we believe will enable us to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

We estimate the fair value of our stock options granted to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a sufficient history of public trading of our common stock and a lack of sufficient company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the "simplified" method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We account for forfeitures as they occur.

We measure the fair value of stock-based awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation model.

For performance-based stock awards, we begin to recognize expense when we determine that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the date achievement becomes probable, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. For awards with market conditions, the stock-based compensation expense will be recognized over the derived service period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of $273.2 million and $259.3 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors, as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. A hypothetical 100 basis point increase or decrease in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments, but may affect our future earnings and cash flows. We generally have the ability to hold our fixed-income investments to maturity and, therefore, do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. Generally, our investments are not collateralized. We have not realized any significant losses from our investments.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.

Inflation Risk

Inflation generally impacts us by potentially increasing our operating expenses, including clinical trial costs. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the consolidated financial statements are presented in this report. Significant adverse changes in inflation could negatively impact our future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COGENT BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cogent Biosciences, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cogent Biosciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued External Research and Development Expenses

As described in Notes 2 and 5 to the consolidated financial statements, the Company has entered into various research and development contracts with companies both inside and outside of the United States. Management records accruals for estimated ongoing external research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding liabilities to the third parties as of the end of the reporting period. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies or trials, including the phase or completion of events, communication from the contract research organizations or other companies of any actual costs incurred during the period that have not yet been invoiced, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Within accrued expenses and other current liabilities, total accrued external research and development expense is $10.3 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to accrued external research and development expenses is a critical audit matter are (i) the significant judgment by management in developing the estimate of accrued external research and development expenses and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to management’s development of the estimate of accrued external research and development expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of accrued external research and development expenses. These procedures also included, among others, (i) testing management’s process for developing the estimate of accrued external research and development expenses; (ii) evaluating the appropriateness of the method used by management to develop the estimate; (iii) testing the completeness and accuracy of the underlying data used in the estimate; and (iv) evaluating the reasonableness of management’s estimate of accrued external research and development expenses by (a) testing the completeness and accuracy of costs incurred, on a sample basis, by tracing information to the underlying contracts, purchase orders, invoices and information received from contract research organizations or other companies, as applicable, and (b) evaluating the reasonableness of the estimated costs incurred for the services that have not been invoiced, on a sample basis, by tracing to underlying supporting documentation, such as underlying contracts, purchase orders and information received from contract research organizations or other companies, as applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2024

We have served as the Company’s auditor since 2015.

COGENT BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$53,229	$139,886
Short-term marketable securities	212,481	119,390
Prepaid expenses and other current assets	5,061	4,435
Restricted cash	—	1,255
Total current assets	270,771	264,966
Long-term marketable securities	7,460	—
Operating lease, right-of-use assets	21,998	23,316
Property and equipment, net	8,344	7,783
Other assets	4,864	4,745
Total assets	$313,437	$300,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,655	$5,842
Accrued expenses and other current liabilities	26,127	17,884
CVR liability (Note 3)	—	1,700
Operating lease liabilities	1,386	1,423
Total current liabilities	38,168	26,849
Operating lease liabilities, net of current portion	17,467	18,226
Total liabilities	55,635	45,075
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 74,465 and 81,050 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	60,035	65,830
Common stock, $0.001 par value; 150,000,000 shares authorized; 86,124,249 shares and 69,893,434 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	86	70
Additional paid-in capital	801,059	601,153
Accumulated other comprehensive income (loss)	246	(104)
Accumulated deficit	(603,624)	(411,214)
Total stockholders’ equity	257,802	255,735
Total liabilities and stockholders’ equity	$313,437	$300,810

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$173,755	$121,627	$55,913
General and administrative	34,375	26,212	19,638
Total operating expenses	208,130	147,839	75,551
Loss from operations	(208,130)	(147,839)	(75,551)
Other income:
Interest income	13,077	3,989	467
Other income, net	943	2,249	2,468
Change in fair value of CVR liability	1,700	1,360	343
Total other income, net	15,720	7,598	3,278
Net loss	$(192,410)	$(140,241)	$(72,273)
Net loss per share attributable to common stockholders, basic and diluted	$(2.42)	$(2.39)	$(1.87)
Weighted average common shares outstanding, basic and diluted	79,657,942	58,739,713	38,730,813
Comprehensive loss:
Net loss	$(192,410)	$(140,241)	$(72,273)
Other comprehensive loss
Net unrealized gains (losses) on marketable securities	350	(104)	—
Total other comprehensive loss	350	(104)	—
Comprehensive loss	$(192,060)	$(140,345)	$(72,273)

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Non-Voting Convertible				Additional	Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	Equity
Balance at December 31, 2020	132,244	$110,881	32,347,905	$32	$322,454	$—	$(198,700)	$234,667
Conversion of Series A non-voting preferred stock into common stock	(28,955)	(25,481)	7,238,750	8	25,473	—	—	—
Issuance of common stock for services	—	—	31,683	—	260	—	—	260
Issuance of common stock upon exercise of stock options	—	—	15,758	—	24	—	—	24
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,497	—	31	—	—	31
Issuance of common stock under ATM, net of issuance costs of $1.2 million	—	—	3,954,900	4	38,002	—	—	38,006
Issuance of common stock to settle CVR liability	—	—	212,429	—	2,043	—	—	2,043
Stock-based compensation expense	—	—	—	—	11,426	—	—	11,426
Net loss	—	—	—	—	—	—	(72,273)	(72,273)
Balances at December 31, 2021	103,289	$85,400	43,805,922	$44	$399,713	$—	$(270,973)	$214,184
Issuance of common stock in underwritten public offering, net of offering costs of $10.8 million	—	—	17,899,698	18	161,897	—	—	161,915
Pre-funded warrant exercise	—	—	2,424,242	2	22	—	—	24
Conversion of Series A non-voting preferred stock into common stock	(22,239)	(19,570)	5,559,750	6	19,564	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	49,000	—	351	—	—	351
Issuance of common stock from exercises	—	—	154,822	—	1,238	—	—	1,238
Unrealized losses on marketable securities	—	—	—	—	—	(104)	—	(104)
Stock-based compensation expense	—	—	—	—	18,368	—	—	18,368
Net loss	—	—	—	—	—	—	(140,241)	(140,241)
Balances at December 31, 2022	81,050	$65,830	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735
Issuance of common stock in underwritten public offering, net of offering costs of $10.7 million	—	—	14,375,000	14	161,775	—	—	161,789
Conversion of Series A non-voting preferred stock into common stock	(6,585)	(5,795)	1,646,250	2	5,793	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	85,878	—	752	—	—	752
Issuance of common stock from exercises	—	—	123,687	—	965	—	—	965
Unrealized gains on marketable securities	—	—	—	—	—	350	—	350
Stock-based compensation expense	—	—	—	—	30,621	—	—	30,621
Net loss	—	—	—	—	—	—	(192,410)	(192,410)
Balances at December 31, 2023	74,465	$60,035	86,124,249	$86	$801,059	$246	$(603,624)	$257,802

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(192,410)	$(140,241)	$(72,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,270	842	147
Stock-based compensation expense	30,621	18,368	11,686
Amortization of right-of-use operating lease assets	1,318	5,036	1,844
Change in fair value of CVR liability	(1,700)	(1,360)	(343)
Net amortization (accretion) of premiums (discounts) on marketable securities	(5,173)	(1,638)	—
Loss on disposal of property and equipment	8	—	—
Right-of-use asset impairment	—	(396)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(626)	(1,486)	(227)
Other assets	(119)	(1,018)	(3,727)
Accounts payable	4,813	2,359	2,751
Accrued expenses and other current liabilities	8,170	9,586	3,431
Operating lease liability	(796)	(8,690)	(2,052)
Net cash used in operating activities	(153,624)	(118,638)	(58,763)
Cash flows from investing activities:
Purchases of property and equipment	(2,796)	(6,863)	(1,719)
Purchases of marketable securities	(348,803)	(177,855)	—
Maturities and sales of marketable securities	253,775	60,000	—
Net cash used in investing activities	(97,824)	(124,718)	(1,719)
Cash flows from financing activities:
Proceeds from issuance of shares of common stock, net of offering costs of $10.7 million	161,819	—	—
Proceeds from issuance of shares of common stock and pre-funded warrants, net of offering costs of $10.8 million	—	161,945	—
Proceeds from issuance of common stock under ATM, net of issuance costs of $1.2 million	—	—	38,006
Proceeds from issuance of common stock upon stock option exercises	965	1,238	24
Proceeds from pre-funded warrant exercises	—	24	—
Proceeds from issuance of stock from employee stock purchase plan	752	351	31
Payments to CVR Holders	—	—	(85)
Net cash provided by financing activities	163,536	163,558	37,976
Net decrease in cash, cash equivalents and restricted cash	(87,912)	(79,798)	(22,506)
Cash, cash equivalents and restricted cash at beginning of period	141,141	220,939	243,445
Cash, cash equivalents and restricted cash at end of period	$53,229	$141,141	$220,939
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	25,184	—
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A non-voting convertible preferred stock into common stock	5,795	19,570	25,481
Offering costs included in accounts payable and accrued expenses	30	30	—
Property & equipment included in accounts payable and accrued expenses	43	58	—
Issuance of common shares in partial settlement of CVR liability	—	—	2,043

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Company's research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in FGFR2, ErbB2 and PI3Kα (genes/pathways).

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $192.4 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $603.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the consolidated financial statements.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of generally three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits in separate restricted bank accounts as required under the terms of the Company’s lease agreement for its former corporate headquarters in Cambridge, Massachusetts, which expired in April 2023.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value.

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

The Company has entered into various research and development contracts with companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing external research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding liabilities to those third parties as of the end of the reporting period. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, communication from the contract research organizations or other companies of any actual costs incurred during the period that have not yet been invoiced, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

The Company measures the fair value of stock-based awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation model.

For performance-based stock options, the Company begins to recognize expense when it determines that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the date achievement becomes probable, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period. For awards with market conditions, the stock-based compensation expense will be recognized over the derived service period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures related to reportable segment disclosure requirements. The pronouncement improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, and requires disclosure of incremental segment information on an annual and interim basis. The pronouncement is effective for annual periods beginning after December 15, 2023. The Company is evaluating the impact of the ASU on its financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to income tax disclosure requirements. The pronouncement enhances the transparency and decision usefulness of income tax disclosures. The pronouncement is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of the ASU on its financial statements.

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$212,274	$213	$(6)	$212,481
U.S. Treasury bills and notes (due after one through five year)	$7,421	$39	$—	$7,460
	$219,695	$252	$(6)	$219,941

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$119,494	$—	$(104)	$119,390
	$119,494	$—	$(104)	$119,390

As of December 31, 2023, the Company held 9 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2023 was $34.7 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2022, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2022 was $99.5 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the years ended December 31, 2023, 2022 or 2021.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,184	$—	$—	$46,184
Marketable securities:
U.S. Treasury bills and notes	$—	$219,941	$—	$219,941
Total Assets	$46,184	$219,941	$—	$266,125

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$108,829	$—	$—	$108,829
Marketable securities:
U.S. Treasury bills and notes	$—	$119,390	$—	$119,390
Total Assets	$108,829	$119,390	$—	$228,219
Liabilities:
CVR Liability	$—	$—	$1,700	$1,700
Total Liabilities	$—	$—	$1,700	$1,700

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

On July 6, 2020, the Company issued a non-transferrable contingent value right (“CVR”), which was distributed to stockholders of record as of the close of business on July 6, 2020, and prior to the issuance of any shares to acquire Kiq Bio LLC (“Kiq”) (the “Kiq Acquisition”) or sold to the Private Investment in Public Equity (“PIPE”) investors. In November 2020, the Company issued 707,938 shares of common stock in partial settlement of the CVR liability. In February 2021, the Company issued an additional 212,429 shares of common stock and paid $0.1 million in partial settlement of the CVR liability. In the fourth quarter of 2022, the Company updated the probability weighted discounted cash flow assumptions to reflect the then current probability of receiving the milestone payments from Sotio prior to the expiration of the CVR and the Company recorded a decrease in the CVR liability of $1.4 million as a component of other income (expense). The Company recorded an additional decrease in fair value of the liability of $1.7 million in the first quarter of 2023, reducing the liability to zero as the probability of additional CVR payments occurring prior to the expiration of CVR term was remote. The CVRs expired on August 6, 2023 and no further payments will be made to CVR holders.

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2020	$5,531
Change in fair value	(343)
CVR settlement	(2,128)
Balance at December 31, 2021	3,060
Change in fair value	(1,360)
Balance at December 31, 2022	1,700
Change in fair value	(1,700)
Balance at December 31, 2023	$—

During the years ended December 31, 2023, 2022, and 2021, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$7,635	$5,507
Computer equipment and software	745	546
Furniture and fixtures	1,164	873
Leasehold improvements	2,438	1,776
Construction-in-progress	27	482
Total property and equipment	12,009	9,184
Accumulated depreciation and amortization	(3,665)	(1,401)
Property and equipment, net	$8,344	$7,783

Depreciation and amortization expense was $2.3 million, $0.8 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued employee compensation and benefits	$9,874	$6,063
Accrued external research and development expense	10,252	5,898
Accrued external manufacturing costs	3,302	3,741
Accrued professional and consulting services	2,258	1,778
Other	441	404
	$26,127	$17,884

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into 250 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Cumulatively, through December 31, 2023, 88,860 shares of Series A Preferred Stock, or 54.4% of the issued Series A Preferred Stock, have been converted into 22,215,000 shares of common stock. The 74,465 shares of Series A Preferred Stock outstanding as of December 31, 2023 are convertible into 18,616,250 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of December 31, 2023 or 2022.

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

Additionally, on February 8, 2021, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “SVB Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through SVB Leerink as the sales agent. Cumulatively, the Company sold 3,954,900 shares of common stock under the SVB Sales Agreement with offering prices ranging between $9.25 and $10.30 per share for net proceeds of approximately $38.0 million. The Company terminated the existing SVB Sales Agreement, effective as of May 5, 2022. The Company did not incur any termination penalties as a result of the termination of the SVB Sales Agreement.

On May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Guggenheim Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of December 31, 2023, no shares have been sold under the Guggenheim Sales Agreement.

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of December 31, 2023, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

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

On June 7, 2023, at the Company’s 2023 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Plan to increase the number of shares of common stock issuable under the 2018 Plan by an additional 6,000,000 shares (the “2023 Pool Increase”). The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2023, 4,187,660 shares of common stock remain available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 3,444,970 shares effective as of January 1, 2024.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in the Company's common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of December 31, 2023, 677,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. As of December 31, 2023, 443,390 shares remain available for issuance under the ESPP. In January 2024, 71,150 shares were issued to employees under the ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2024.

Performance-based restricted stock units

In February 2023, the Board approved grants in aggregate of up to 2,500,000 performance-based restricted stock units (“PSUs”) under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve the 2023 Pool Increase. On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. As of December 31, 2023, none of the research or development performance targets are probable of achievement. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date.

Stock Options

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.9%	2.2%	1.3%
Expected volatility	76.7%	72.4%	75.3%
Expected dividend yield	—	—	—
Expected life (in years)	6.01	6.22	6.21

The following table summarizes the activity of our 2018 Stock Option and Incentive Plan and the Inducement Plan, excluding performance-based stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	12,831,771	$9.19
Granted	3,296,179	13.18
Exercised	(123,687)	7.80
Forfeited	(501,517)	10.91
Outstanding as of December 31, 2023	15,502,746	$9.99	7.80	$1,343
Vested and expected to vest as of December 31, 2023	15,502,746	$9.99	7.80	$1,343
Options exercisable as of December 31, 2023	8,444,596	$9.49	7.41	$1,249

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $1.0 million and $0.1 million, respectively. The weighted average grant-date fair value of awards granted during the years ended December 31, 2023, 2022 and 2021 was $9.12 per share, $5.52 per share and $5.93 per share, respectively.

Performance-based restricted stock units

The following table summarizes the activity of our performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	—	$—
Granted	2,500,000	7.93
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2023	2,500,000	$7.93

Employee Stock Purchase Plan

The Company estimates the fair value of shares to be issued under the 2018 Employee Stock Purchase Plan using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes information pertaining to stock purchase rights granted under the employee stock purchase plan, during the years indicated:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.0%	1.3%	0.1%
Expected volatility	75.7%	64.1%	66.9%
Expected dividend yield	—	—	—
Expected life (in years)	0.50	0.50	0.50

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the years ended December 31, 2023, 2022, 2021 in thousands:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense by type of award:
Time-based stock options	$26,012	$18,144	$11,361
Performance-based restricted stock units	$4,196	—	—
Employee stock purchase plan	413	224	65
Non-employee stock options	—	—	260
Total	$30,621	$18,368	$11,686

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development expenses	$14,595	$8,510	$4,392
General and administrative expenses	16,026	9,858	7,294
Total	$30,621	$18,368	$11,686

As of December 31, 2023, total unrecognized compensation cost related to the unvested stock-based options was $47.9 million, which is expected to be recognized over a weighted average period of 2.13 years.

As of December 31, 2023, the total minimum amount of unrecognized compensation cost related to the stock price hurdles for the unvested PSUs was $15.6 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 2.12 years. If any research or development milestones become probable of achievement, the Company will recognize incremental stock compensation expense of up to $2.4 million through a cumulative catch up adjustment in the period of change in probability.

8. Income Taxes

During the years ended December 31, 2023, 2022 and 2021, the Company recorded no current or deferred income tax benefits due to its full valuation allowance. Also, the Company had no foreign operations.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.8)	(4.4)	(2.9)
Federal and state tax credits	(7.9)	(6.1)	(4.0)
Rate change	(2.3)	-	-
Nondeductible stock compensation	1.8	1.1	1.4
Other items	(0.9)	(0.2)	0.4
Change in valuation allowance	35.1	30.6	26.1
Effective income tax rate	0.0%	0.0%	0.0%

The Company's net deferred tax assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$47,953	$36,161
Tax credits	28,759	12,202
Accrued expenses	2,371	1,676
Capitalized research and development expense	66,318	33,155
Operating lease right-of-use assets	(6,011)	(5,922)
Operating lease liabilities	6,687	4,991
Contingent consideration	929	864
Stock compensation	8,880	4,758
Other	1,184	1,659
Total deferred tax assets	157,070	89,544
Valuation allowance	(157,070)	(89,544)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of $195.7 million and $110.6 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2023, $192.4 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2023, the Company had U.S. federal and state research and development tax credit carryforwards of $14.0 million and $3.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively. The Company also had federal orphan drug tax credits of $12.4 million which may be available to offset future income tax liabilities and begin to expire in 2041.

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

Utilization of the U.S. federal and state net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. As of December 31, 2023, approximately $69.7 million and $4.0 million of federal and state net operating losses, respectively, as well as $3.5 million of future amortization for federal purposes were subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. The Company has not performed a Section 382 analysis since December 2020.

The Company has not performed a research and development tax credit study. Any change to the Company’s credits as a result of a study would be offset by a change in the valuation allowance.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its net deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its net deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023, 2022, and 2021. Management reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance during the years ended December 31, 2023 and 2022 primarily related to net operating loss carryforwards and capitalized research and development expenses and the change in the valuation allowance during the year ended December 31, 2021 primarily related to the operating loss carryforwards. Changes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance as of beginning of year	$89,544	$46,687	$27,799
Decreases recorded to income tax provision	—	—	—
Increases recorded to income tax provision	67,526	42,857	18,888
Valuation allowance as of end of year	$157,070	$89,544	$46,687

As of December 31, 2023, 2022, and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for assessment by the Internal Revenue Service remains open for all years since 2020, with certain states open since 2019. 'The Company's tax attributes related to years prior to 2020 can still be adjusted under audit. No federal or state tax audits are currently in process.

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

The Waltham Sublease has a term of four years and four months, commencing June 1, 2022 and expiring September 30, 2026. The Company will pay Cimpress base rent at an initial rate of $42.50 per square foot per year. Rent is payable in equal monthly installments and subject to $1.00 per square foot annual increases over the term. Additionally, the Company is responsible for reimbursing Cimpress for the Company’s share of the building’s property taxes and operating expenses. In connection with the Waltham Sublease, the Company provided a cash security deposit to the landlord in an amount of $0.4 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2023.

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

The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. Boulder Lease payments began in June 2023 after an initial free rent period. Rent is payable in equal monthly installments and subject to annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. The Boulder Lease is an operating lease. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2023.

The Company recorded the initial right-of-use assets and lease liabilities for the lease of $22.3 million as of the lease commencement dates.

Former Corporate Headquarters- Cambridge, MA

The Company leased office and laboratory space in Cambridge, Massachusetts under a non-cancelable operating lease (the “Cambridge Lease”) that expired in April 2023.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease cost
Operating lease cost	$3,796	$4,052	$2,424
Variable lease cost (1)	687	991	825
Sublease income	(950)	(2,621)	(2,468)
Total lease cost	$3,533	$2,422	$781

Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,537	$8,413	$3,250
Weighted average remaining lease term	10.58	10.84	1.33
Weighted average discount rate	8.00%	8.04%	9.50%

(1)
The variable lease costs for the year ended December 31, 2023 include common area maintenance and other operating charges.

Future minimum lease payments under the Company’s operating leases as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$2,780
2025	2,841
2026	2,697
2027	2,132
2028	2,179
Thereafter	15,384
Total future minimum lease payments	28,013
Less: imputed interest	9,160
Total operating lease liability	$18,853
Included in the consolidated balance sheet:
Current operating lease liability	$1,386
Operating lease liability, net of current portion	17,467
Total operating lease liability	$18,853

Under the terms of the Cambridge Lease, the Company issued a $1.3 million letter of credit to the landlord as collateral for the leased facility. The underlying cash collateralizing this letter of credit was classified as current restricted cash in the accompanying consolidated balance sheets as of December 31, 2022. The deposit was refunded at the expiration of the lease in 2023.

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc. (“Plexxikon”) aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2023, no other milestone payments have been made or are considered probable of occurring.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.

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

10. Net Loss per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(192,410)	$(140,241)	$(72,273)
Net loss attributable to common stockholders	$(192,410)	$(140,241)	$(72,273)
Denominator:
Weighted average common shares outstanding, basic and diluted	79,657,942	58,739,713	38,730,813
Net loss per common share, basic and diluted	$(2.42)	$(2.39)	$(1.87)

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

	December 31,
	2023	2022	2021
Stock options to purchase common stock	15,502,746	12,831,771	8,793,626
Performance-based restricted stock units subject to vesting	2,500,000	—	—
Series A Preferred Stock	18,616,250	20,262,500	25,822,250
	36,618,996	33,094,271	34,615,876

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

11. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $1.2 million, $0.8 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

12. Subsequent Events

On February 13, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). The closing of the Private Placement occurred on February 16, 2024.

Pursuant to the Purchase Agreement, the Purchasers purchased (i) an aggregate of 17,717,997 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $7.50, and (ii) 12,280 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Shares”), at a price per share of $7,500.00, for an gross proceeds of $225 million, after deducting placement fees and offering expenses. Each Series B Preferred Share is convertible into 1,000 shares of common stock. Pursuant to the Purchase Agreement, the Company has agreed to submit to its stockholders the approval of an increase in the authorized shares of common stock at its 2024 annual meeting of stockholders (the “Requisite Stockholder Approval”).

On February 14, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Private Placement. The Certificate of Designation provides for the issuance of up to 12,280 shares of the Company’s Series B Preferred Stock. Following the Requisite Stockholder Approval, each share of Series B Preferred Stock will automatically convert into 1,000 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management and Board of Directors

Biographical and other information regarding our executive officers and directors is set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age as of February 26, 2024	Position(s)
Executive Officers
Andrew Robbins	48	Chief Executive Officer, President and Director
John Green	43	Chief Financial Officer
Evan Kearns	43	Chief Legal Officer and Corporate Secretary
John Robinson, Ph.D.	50	Chief Scientific Officer
Jessica Sachs, M.D.	49	Chief Medical Officer

Independent Directors
Chris Cain, Ph.D.(2)(4)	40	Director
Karen Ferrante, M.D.(3)(4)	66	Director
Peter Harwin(3)(4)	38	Independent Chairman and Director
Arlene M. Morris(1)(2)	72	Director
Matthew E. Ros(1)(3)	57	Director
Todd Shegog(1)(2)	59	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating & Corporate Governance Committee (the “Nominating Committee”)

(4) Member of the Science & Technology Committee (the “Science Committee”)

Our Board is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class I directors, Dr. Ferrante and Mr. Ros, whose terms expire at the 2025 Annual Meeting of Stockholders; three Class II directors, Dr. Cain, Ms. Morris and Mr. Shegog, whose terms expire at the 2026 Annual Meeting of Stockholders; and two Class III directors, Messrs. Robbins and Harwin, whose terms expire at the 2024 Annual Meeting of Stockholders.

The following is a biographical summary of the experience of our executive officers and directors:

Executive Officers

Andrew Robbins. Mr. Robbins has served as our Chief Executive Officer, President, principal executive officer and a member of our Board since October 2020. Prior to joining the Company, Mr. Robbins served as Chief Operating Officer at Array BioPharma Inc., a pharmaceutical company, from March 2015 through its acquisition by Pfizer Inc.
(NYSE: PFE), a pharmaceutical company, in July 2019, where he was responsible for sales and marketing, corporate strategy, business development, manufacturing and supply chain, after serving as its Senior Vice President, Commercial Operations from July 2012 to March 2015. From January 2007 to July 2012, Mr. Robbins held management positions at Hospira, Inc., a pharmaceutical and medical device company, including General Manager and Vice President of the U.S. Alternate Site business unit and Vice President of Corporate Development. Prior to Hospira, Mr. Robbins held commercial and leadership positions within Pfizer’s oncology unit. Mr. Robbins previously served on the board of directors of Turmeric Acquisition Corporation from 2020 to 2022. Additionally, Mr. Robbins currently serves on the board of directors of Harpoon Therapeutics, Inc. (Nasdaq: HARP). Mr. Robbins holds an M.B.A. from the Kellogg School of Management, Northwestern University and a bachelor’s degree from Swarthmore College.

We believe Mr. Robbins is qualified to serve on our Board because of his extensive commercial, development and strategic leadership experience in the pharmaceutical industry.

John Green. Mr. Green has served as our Chief Financial Officer, principal accounting officer and principal financial officer since July 2020. Prior to his promotion, Mr. Green was our Vice President of Finance and Controller from April 2018 to June 2020. Mr. Green brings nearly 20 years of strategic finance and accounting experience to his position, nearly half of which has been in the biotechnology industry for both public and private companies. Prior to joining the Company, Mr. Green served as Principal Accounting Officer at Merrimack Pharmaceuticals, Inc. (Nasdaq: MACK), a biopharmaceutical company, from March 2017 to June 2018. From November 2015 to March 2017, he served as the Controller at Fractyl Laboratories, Inc., a medical technology company. From June 2014 to November 2015, Mr. Green served as Director of Accounting at Dicerna Pharmaceuticals, Inc. (Nasdaq: DRNA), a biopharmaceutical company. Mr. Green is a Chartered Professional Accountant and holds a B.S. in Chemistry and Biology from Acadia University.

Evan Kearns. Mr. Kearns has served as our Chief Legal Officer and Corporate Secretary since May 2021 and is responsible for the Company’s legal and compliance functions. Mr. Kearns has over 17 years of experience in and serving the biotechnology industry. Prior to joining the Company, Mr. Kearns served as Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer at Agenus Inc. (Nasdaq: AGEN), a biotechnology company, from July 2018 to April 2021, where he was responsible for corporate and securities law matters, as well as M&A, financing and licensing transactions and corporate governance matters. From December 2017 to July 2018, he served as Vice President, Associate General Counsel at Agenus in a similar capacity. Before joining Agenus, he served as a life sciences corporate associate in the Boston office of Goodwin Proctor LLP, an international law firm. Mr. Kearns received his J.D. from the University of Toledo College of Law and his B.A. in Economics from Colby College.

John Robinson, Ph.D. Dr. Robinson has served as our Chief Scientific Officer since April 2021. He has over 20 years of small molecule drug discovery experience. Prior to joining the Company, Dr. Robinson served as Vice President of Medicinal Chemistry at Pfizer Boulder Research and Development, a drug discovery and development center, from July 2019 to March 2021, where he was responsible for leading the medical chemistry small molecule research team. From December 2002 to July 2019, he served in a variety of scientific and leadership positions at Array BioPharma Inc., a biopharmaceutical company, including most recently, as Executive Director and Head of Chemistry. Dr. Robinson received his B.S. in Biochemistry from Indiana University of Pennsylvania and his Ph.D. in Synthetic Organic Chemistry from the University of Delaware.

Jessica Sachs, M.D. Dr. Sachs has served as our Chief Medical Officer since June 2019. Prior to assuming this role, she served as our Vice President of Clinical Sciences from April 2017 to June 2019, and she was responsible for the clinical development strategy and medical and translational oversight of the Cogent portfolio. Dr. Sachs has over 20 years of experience in oncology and pediatrics. From 2012 to April 2017, Dr. Sachs served as Senior Medical Director of Clinical Research at Takeda Pharmaceutical Company Limited (NYSE: TAK), a global biopharmaceutical company, where she led multiple clinical programs in oncology and transplantation. From 2010 to 2012, Dr. Sachs was Associate Director at Genzyme Corporation, a biotechnology company, where she was responsible for post-marketing safety surveillance and risk management activities for a variety of oncology products. Dr. Sachs has been a faculty member of the Harvard Medical School since 2007 and is an Assistant in Pediatrics in the Division of Pediatric Hematology/Oncology at the Massachusetts General Hospital. She completed her fellowship in pediatric hematology and oncology at the Dana Farber Cancer Institute and Children’s Hospital Boston. Dr. Sachs received her M.D. from Washington University in St. Louis and her B.S. from Duke University.

Non-employee Directors

Chris Cain, Ph.D. Dr. Cain has served as a member of our Board since July 2020 and is a designee of Fairmount Funds Management LLC (“Fairmount”), a healthcare investment firm. Dr. Cain has served as Director of Research at Fairmount since April 2020. From February 2019 to February 2020, Dr. Cain served as Vice President at Samsara BioCapital, a biotherapeutics-focused venture capital fund. Prior to that role, Dr. Cain worked at Apple Tree Partners, a life sciences-focused venture capital fund, from 2016 to January 2019, and at RA Capital Management, an investment management company, before that. Previously, Dr. Cain was a writer and editor at BioCentury Publications. Dr. Cain received his B.A. from the University of California, Santa Barbara and his Ph.D. in Biochemistry and Molecular Biology from the University of California, San Francisco.

We believe Dr. Cain is qualified to serve on our Board because of his extensive leadership, scientific, business and managerial experience in the biotechnology industry.

Karen Ferrante, M.D. Dr. Ferrante has served as a member of our Board since February 2018. Dr. Ferrante is a medical oncologist who served as the Chief Medical Officer and Head of Research and Development of Tokai Pharmaceuticals, Inc (Nasdaq: TKAI), a biopharmaceutical company focused on developing treatments for prostate cancer and other hormonally driven diseases, from April 2014 until August 2016. From 2007 to July 2013, Dr. Ferrante held senior positions at Millennium Pharmaceuticals, Inc. and its parent company, Takeda Pharmaceutical Company Limited (NYSE: TAK), including Chief Medical Officer and subsequently, Oncology Therapeutic Area Head and Cambridge USA Site Head from May 2013 to July 2013. Dr. Ferrante previously held positions of increasing responsibility at Pfizer Global Research and Development and Bristol-Myers Squibb Company (NYSE: BMY). Dr. Ferrante serves on the board of directors of MacroGenics, Inc. (Nasdaq: MGNX). Dr. Ferrante also served as a director of HUTCHMED (China) Limited (Nasdaq: HCM) from 2017 until 2023, Progenics Pharmaceuticals, Inc. from 2014 until its acquisition by Lantheus Holdings, Inc. (Nasdaq: LNTH) in 2020 and Baxalta Inc., a previously publicly-traded global biopharmaceutical company, from 2015 until its acquisition by Shire plc in 2016. She also served as an advisory board member for Kazia Therapeutics Limited (Nasdaq: KZIA) from 2016 until 2022 and Trillium Therapeutics Inc. (Nasdaq: TRIL) from 2020 until its acquisition by Pfizer in November 2021. Dr. Ferrante holds an M.D. from Georgetown University and a B.S. in Chemistry and Biology from Providence College.

We believe Dr. Ferrante is qualified to serve on our Board because of her extensive leadership, scientific, business and managerial experience in the biotechnology industry and her experience and expertise serving as a member of the board of directors of several biotechnology companies.

Peter Harwin. Mr. Harwin has served as a member of our Board since July 2020 and is a designee of Fairmount. Mr. Harwin is a managing member at Fairmount, a healthcare investment firm he co-founded in April 2016. Prior to Fairmount, Mr. Harwin served as a member of the investment team at Boxer Capital, LLC, part of the Tavistock Group, based in San Diego. Mr. Harwin also serves on the board of directors of Viridian Therapeutics, Inc. (Nasdaq: VRDN), Apogee Therapeutics, Inc. (Nasdaq: APGE), Spyre Therapeutics, Inc. (Nasdaq: SYRE), and Paragon Therapeutics, Inc. Mr. Harwin received his Bachelor of Business Administration. from Emory University.

We believe Mr. Harwin is qualified to serve on our Board because of his extensive leadership, executive, managerial and board experience within pharmaceutical and biotechnology industries.

Arlene M. Morris. Ms. Morris has served as a member of our Board since July 2019. Ms. Morris has served as Chief Executive Officer of Willow Advisors, a consultancy advising biotech companies on financing, strategy and business development, since 2015. Previously, she spent over a decade leading public biotechnology companies. From 2012 to 2015, Ms. Morris served as Chief Executive Officer of Syndax Pharmaceuticals Inc. (Nasdaq: SNDX), a biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers. Prior to this, she served as President and Chief Executive Officer of Affymax Inc. (OTCMKTS: AFFY), a biotechnology company, where she led the company through the development of peginesatide (Omontys®). She spent 15 years at Johnson & Johnson (NYSE: JNJ), a pharmaceutical company, in marketing, sales and senior level business development positions. Ms. Morris served on the board of directors of Viveve Medical, Inc. (OTCMKTS: VIVE) from 2016 to 2022, Dimension Therapeutics, Inc. (Nasdaq: DMTX) from 2015 to 2018 and Neovacs, SA (Euronext: ALNEV) from 2011 to 2020. She was also a director of Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016. Ms. Morris is currently a member of the board of directors of Palatin Technologies, Inc. (NYSE: PTN), Viridian Therapeutics, Inc. (Nasdaq: VRDN), TC BioPharm (Holdings) PLC (Nasdaq: TCBP) and the Charleston Animal Society. Ms. Morris received her B.A. in Biology and Chemistry from Carlow College.

We believe Ms. Morris is qualified to serve on our Board because of her extensive leadership, executive, managerial and board experience within pharmaceutical and biotechnology industries.

Matthew E. Ros. Mr. Ros has served as a member of our Board since July 2019. Mr. Ros has more than 30 years of experience in global pharmaceutical and early-stage biotechnology companies, building and leading teams across sales, marketing, franchise strategy and business operations. Most recently, Mr. Ros served as Chief Executive Officer and Director of Fore Biotherapeutics Inc., a clinical-stage precision oncology company from April 2022 to August 2023. Mr. Ros previously served as Chief Strategy and Business Officer of Epizyme, Inc. (Nasdaq: EPZM), a biopharmaceutical company, from September 2018 to October 2021. He served as Chief Operating Officer of Epizyme from May 2016 to September 2018. Prior to joining Epizyme, from September 2010 to May 2016, Mr. Ros served in increasing levels of responsibility at Sanofi S.A. (Nasdaq: SNY), a multinational pharmaceutical company, most recently as Chief Operating Officer/Global Head of the Oncology business unit from December 2014 to May 2016. Prior to that role, Mr. Ros served in the rare disease business of Genzyme Corporation, a Sanofi company, where he served as Vice President and Franchise Head of its Pompe disease unit from September 2012 to December 2014, and also served as the Associate Vice President and Iniparib Global Brand Leader in Sanofi’s Oncology business unit from September 2010 to September 2012. From October 2007 to June 2010, Mr. Ros served at ARIAD Pharmaceuticals, Inc., a global oncology company, most recently as Senior Vice President, Commercial Operations. He started his pharmaceutical career in Bristol-Myers Squibb’s Oncology Division, serving in roles with increasing responsibility from 1990 to 2007. He received a B.S. from the State University of New York, College at Plattsburgh and completed the Executive Education Program in Finance and Accounting for the Non-Financial Manager at Wharton School of the University of Pennsylvania.

We believe Mr. Ros is qualified to serve on our Board because of his extensive leadership, executive, managerial and business experience with life sciences companies.

Todd Shegog. Mr. Shegog has served as a member of our Board since February 2021. Mr. Shegog has more than 25 years of financial, operations, corporate strategy and compliance expertise in the biotechnology and pharmaceutical industries. He served as Senior Vice President and Chief Financial Officer of Forma Therapeutics, Inc. (Nasdaq: FMTX), a clinical-stage biopharmaceutical company, from September 2019 through its acquisition by Nova Nordisk in October 2022. Prior to Forma Therapeutics, Mr. Shegog served as Chief Financial Officer of Synlogic, Inc. (Nasdaq: SYBX), a clinical-stage biopharmaceutical company, where he directed the company’s financial strategy and management as well as facilities and information systems from September 2016 to September 2019. From April 2014 to August 2016, Mr. Shegog served as Senior Vice President and Chief Financial Officer at Forum Pharmaceuticals, Inc., an early-stage biopharmaceutical company, where he was responsible for finance, operations and information systems during their pursuit of innovative therapies for schizophrenia and Alzheimer’s disease. He also served as the Chief Financial Officer of Millennium Pharmaceuticals, Inc., now Takeda Oncology, where he was responsible for management of the company’s financial resources, corporate planning, financial reporting and compliance from 1998 to 2014. Mr. Shegog earned a B.S. in Electrical Engineering from Lafayette College and an M.B.A. from the Tepper School of Management at Carnegie Mellon University.

We believe Mr. Shegog is qualified to serve on our Board because of his financial expertise, extensive leadership, executive, managerial and business experience with life sciences companies.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://investors.cogentbio.com/corporate-governance. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by applicable rules.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee. The members of our Audit Committee are Ms. Morris, and Messrs. Ros and Shegog (Chair), each of whom qualifies as an “independent” director for audit committee purposes, as defined under Nasdaq listing rules and the rules and regulations established by the SEC. Mr. Shegog qualifies as an “audit committee financial expert,” as that term is defined under the rules and regulations established by the SEC, and all members of the Audit Committee are “financially literate” under Nasdaq listing rules.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Our named executive officers (“NEOs”) for 2023, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

•
Andrew Robbins, our Chief Executive Officer;
•
Jessica Sachs, M.D., our Chief Medical Officer; and
•
John Robinson, Ph.D., our Chief Scientific Officer.

2023 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our NEOs for 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Andrew Robbins	2023	656,098	393,659	4,962,615	1,873,200	13,200	7,898,772
Chief Executive Officer	2022	624,283	344,920	3,409,773	-	12,200	4,391,176
Jessica Sachs, M.D.	2023	507,150	253,575	1,512,416	713,600	13,200	2,999,941
Chief Medical Officer	2022	482,558	177,744	1,235,425	-	12,200	1,907,927
John Robinson, Ph.D.	2023	491,130	245,565	1,512,416	713,600	13,200	2,975,911
Chief Scientific Officer	2022	454,178	167,348	1,235,425	-	12,200	1,869,151

(1) Amounts reflect the grant-date fair value of option awards granted in 2023 and 2022 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) disregarding the effect of any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 7 to the financial statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be recognized by the executives upon exercise of the options.

(2) Amounts reflect the grant-date fair value of performance-based restricted stock units ("PSUs") granted in 2023 in accordance with ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 7 to the financial statements in this Annual Report on Form 10-K and the narrative discussion below. These amounts do not correspond to the actual value that may be recognized by the executives upon vesting of the awards. The value of the PSU awards granted in 2023, assuming achievement of the maximum performance level of 200%, would have been: Mr. Robbins, $7,463,400; Dr. Sachs, $2,843,200; and Dr. Robinson, $2,843,200.

(3) Represents the value of 401(k) contributions made by the Company.

Narrative to Summary Compensation Table

Our Board and Compensation Committee review compensation practices and philosophy annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, they consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short-and long-term results that are in the best interests of our stockholders and our desire to incentivize a long-term commitment to our Company. We generally target the 50th percentile of our peer group, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our Compensation Committee is responsible for approving all executive compensation matters, and in the case of our CEO, recommends to the Board for approval, as appropriate. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the CEO for all executives other than the CEO. Based on those discussions and its discretion, taking into account the factors noted above, the Compensation Committee then determines the compensation for each executive officer, and in the case of the CEO, recommends to the Board for approval, as appropriate. In 2023, the Compensation Committee retained the services of Compensia as its external compensation consultant and the Board and the Compensation Committee considered Compensia’s input on certain compensation matters as they deemed appropriate.

Annual base salary. Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our Board taking into account each individual’s role, responsibilities, skills and experience. Base salaries for our named executive officers are reviewed annually by our Compensation Committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the Compensation Committee, to realign salaries with market levels after taking into account individual responsibilities, performance and experiences.

Cash bonus. Our Board or Compensation Committee may approve annual bonuses for our named executive officers based on Company performance as compared to the goals and objectives established by the Board at the beginning of each year or as otherwise determined appropriate. Cash bonuses for the 2023 performance year were funded at 125% of target based on achievement of nearly all target and stretch goals in 2023. This was particularly driven by strong, accelerated enrollment across all three of the Company’s bezuclastinib clinical trials and the associated presentation of clinical data, as well as the Company’s strong cash position and the progress of the Cogent Research Team.

Long-term equity incentives. Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. We generally grant annual equity awards in the first quarter of each year. In February 2023, the Compensation Committee noted that our named executive officers’ existing long-term equity incentives were close to the 25th percentile of our peer group. After reviewing the Company’s performance in 2022 and the fact that the Company’s stock price performance over the course of the year was the highest in its peer group, the Compensation Committee decided to target long-term equity grants for the year above the 50th percentile, in the form of two separate awards: an annual stock option grant and a one-time grant of PSUs. In February 2023, we made grants of stock options to each of our named executive officers at the 50th percentile of our peer group. At the same time, the Board approved one-time grants to our named executive officers in the aggregate of up to 1,480,000 PSUs under our Amended and Restated 2018 Stock Option and Incentive Plan (the "2018 Plan"), which grants were subject to forfeiture in the event that the Company’s stockholders did not approve the amendment and restatement of the 2018 Plan at our 2023 Annual Meeting of Stockholders. On June 7, 2023, stockholders approved the amendment and restatement of the 2018 Plan and a grant date was established for accounting purposes for these PSUs in accordance with ASC Topic 718. Our named executive officers can earn between 0% and 200% of the target amount of their PSU award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned during the performance period will vest, if at all, in a single tranche in February 2026 subject to continued employment. The PSUs were considered a one-time award as part of an incentive and retention program for the Company’s senior leadership team through an important three-year period, and the Board believes that the PSU program is closely aligned with stockholder interests given that the vast majority of the program is directly tied to significant stock price appreciation. The grant date fair values of these equity awards are set forth in the “2023 Summary Compensation Table” above and the number of shares underlying such awards and the vesting terms of such awards are set forth in the “Outstanding Equity Awards at 2023 Fiscal Year End Table” below.

Outstanding Equity Awards at 2023 Fiscal Year End Table

The following table sets forth information regarding outstanding equity awards at the end of 2023 for each of our NEOs.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Andrew Robbins	10/23/2020	1,472,979	387,626(1)	11.16	10/22/2030	-	-
	12/07/2020	342,520	114,173(1)	12.76	12/06/2030	-	-
	02/10/2021	223,267	91,933(2)	10.17	02/09/2031	-	-
	01/25/2022	330,625	359,375(2)	7.60	01/24/2032	-	-
	02/13/2023	109,375	415,625(2)	13.63	02/12/2033	-	-
	06/07/2023	-	-	-	-	420,000(3)	2,469,600(4)
Jessica Sachs, M.D.	05/07/2020	99,472	-	1.67	05/06/2030	-	-
	02/01/2021	283,333	116,667(1)	9.10	01/31/2031	-	-
	02/10/2021	89,604	36,896(2)	10.17	02/09/2031	-	-
	01/25/2022	119,792	130,208(2)	7.60	01/24/2032	-	-
	02/13/2023	33,333	126,667(2)	13.63	02/12/2033	-	-
	06/07/2023	-	-	-	-	160,000(3)	940,800(4)
John Robinson, Ph.D.	3/31/2021	343,750	156,250(1)	8.78	03/30/2031	-	-
	01/25/2022	119,792	130,208(2)	7.60	01/24/2032	-	-
	02/13/2023	33,333	126,667(2)	13.63	02/12/2033	-	-
	06/07/2023	-	-	-	-	160,000(3)	940,800(4)

(1) Stock options vest over four years, with 25% of the shares vesting on the first anniversary of the grant date, and the remaining shares vesting in 36 equal monthly installments thereafter, subject to continuous service with us.

(2) Stock options vest in equal monthly installments over a four-year period, subject to continuous service with us.

(3) Represent the achievement of the target amount of each PSU award based on achievement of the specified stock price hurdles and/or research and development milestones over a three-year performance period ending February 2026. Any PSUs earned during the performance period will vest, if at all, in a single tranche in February 2026, subject to continuous service with us.

(4) The market value of unvested shares is calculated by multiplying the number of unvested target shares by the closing market price of our common stock on Nasdaq on December 29, 2023, the last trading day of the year, which was $5.88 per share.

Employment Arrangements with our Named Executive Officers

We have entered into employment agreements with each of our named executive officers. Each of our named executive officers is employed at will.

Andrew Robbins. Mr. Robbins’s employment agreement provides for “at will” employment. Pursuant to the terms of his employment agreement, Mr. Robbins is entitled to an annual base salary, which was set at $656,098 for 2023. Mr. Robbins was also eligible for annual incentive compensation targeted at 60% of his base salary in 2023. Mr. Robbins is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. Pursuant to the terms of his employment agreement, if Mr. Robbins’s employment is terminated by the Company without cause (as defined in his employment agreement) or by Mr. Robbins for good reason (as defined in his employment agreement), Mr. Robbins will receive any base salary through the date of termination, unpaid expense reimbursements, unused vacation accrued through the date of termination and any vested benefits under any employee benefit plan through the date of termination. Additionally, subject to Mr. Robbins’s execution of a release of potential claims against the Company, Mr. Robbins will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a monthly cash payment for 12 months for medical and dental benefits or Mr. Robbins’s COBRA health continuation period, whichever ends earlier, (iii) a lump sum in cash in an amount equal to 100% of Mr. Robbins’s target bonus for the then-current year and (iv) acceleration of vesting on any time-based options in which Mr. Robbins would have vested if he had remained employed for an additional 12 months. However, in the event that Mr. Robbins’s employment is terminated by the Company without cause, or Mr. Robbins terminates his employment with the Company for good reason, in either case for a period of 90 days prior to or 12 months following the occurrence of a change in control (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Mr. Robbins’s execution of a release of potential claims against the Company, Mr. Robbins will be entitled to receive: (i) a lump sum in cash in an amount equal to 18 months of base salary, (ii) a lump sum in cash in an amount equal to 150% of Mr. Robbins’s target bonus for the then-current year, (iii) a monthly cash payment for 18 months for medical and dental benefits or Mr. Robbins’s COBRA health continuation period, whichever ends earlier and (iv) acceleration of vesting on any options.

Jessica Sachs, M.D. Dr. Sachs’s employment agreement provides for “at will” employment. Pursuant to the terms of her employment agreement, Dr. Sachs is entitled to an annual base salary, which was set at $507,150 for 2023. Dr. Sachs was also eligible for annual incentive compensation targeted at 40% of her base salary in 2023. Dr. Sachs is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. Pursuant to the terms of her employment agreement, if Dr. Sachs’s employment is terminated by us without cause (as defined in her employment agreement) or by Dr. Sachs for good reason (as defined in her employment agreement), Dr. Sachs will receive any base salary through the date of termination, unpaid expense reimbursements, unused vacation accrued through the date of termination and any vested benefits under any employee benefit plan through the date of termination. Additionally, subject to Dr. Sachs’s execution of a release of potential claims against us, Dr. Sachs will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a monthly cash payment for nine months for medical and dental benefits or Dr. Sachs’s COBRA health continuation period, whichever ends earlier, (iii) a lump sum in cash in an amount equal to Dr. Sachs’ target bonus for the then-current year pro-rated based on the portion of the year that Dr. Sachs was employed, and (iv) acceleration of vesting on any time-based equity awards in which Dr. Sachs would have vested if she had remained employed for an additional nine months. However, in the event that Dr. Sachs’s employment is terminated by us without cause, or Dr. Sachs terminates her employment with us for good reason, in either case within 12 months following the occurrence of a change in control (as defined in her employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Dr. Sachs’s execution of a release of potential claims against us, Dr. Sachs will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a lump sum in cash in an amount equal to 100% of Dr. Sachs’s target bonus for the then-current year, (iii) a monthly cash payment for 12 months for medical and dental benefits or Dr. Sachs’s COBRA health continuation period, whichever ends earlier and (iv) acceleration of vesting on all equity awards.

John Robinson, Ph.D. Dr. Robinson’s employment agreement provides for “at will” employment. Pursuant to the terms of his employment agreement, Dr. Robinson is entitled to an annual base salary, which was set at $491,130 for 2023. Dr. Robinson was also eligible for annual incentive compensation targeted at 40% of his base salary in 2023. Dr. Robinson is eligible to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. Pursuant to the terms of his employment agreement, if Dr. Robinson’s employment is terminated by us without cause (as defined in his employment agreement) or by Dr. Robinson for good reason (as defined in his employment agreement), Dr. Robinson will receive any base salary through the date of termination, unpaid expense reimbursements, unused vacation accrued through the date of termination and any vested benefits under any employee benefit plan through the date of termination. Additionally, subject to Dr. Robinson’s execution of a release of potential claims against us, Dr. Robinson will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a monthly cash payment for nine months for medical and dental benefits or Dr. Robinson’s COBRA health continuation period, whichever ends earlier, (iii) a lump sum in cash in an amount equal to Dr. Robinson’s target bonus for the then-current year pro-rated based on the portion of the year that Dr. Robinson was employed, and (iv) acceleration of vesting on any time-based equity awards in which Dr. Robinson would have vested if he had remained employed for an additional nine months. However, in the event that Dr. Robinson’s employment is terminated by us without cause, or Dr. Robinson terminates his employment with us for good reason, in either case within 12 months following the occurrence of a change in control (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentence and subject to Dr. Robinson’s execution of a release of potential claims against us, Dr. Robinson will be entitled to receive: (i) a lump sum in cash in an amount equal to 12 months of base salary, (ii) a lump sum in cash in an amount equal to 100% of Dr. Robinson’s target bonus for the then-current year, (iii) a monthly cash payment for 12 months for medical and dental benefits or Dr. Robinson’s COBRA health continuation period, whichever ends earlier and (iv) acceleration of vesting on all equity awards.

Additional Narrative Disclosure

401(k) Plan. We maintain the Cogent Biosciences, Inc. 401(k) Plan, a tax-qualified retirement plan for our employees. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended, so that contributions to the 401(k) Plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. Under the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. We currently match 100% of an employee’s contributions to the 401(k) Plan up to 4% of an employee’s compensation.

Health and Welfare Benefits. All of our full-time employees, including our executive officers, are eligible to participate in certain medical, disability and life insurance benefit programs offered by us. We pay the premiums for term life insurance and long-term disability for all of our employees, including our executive officers. We also provide all employees, including executive officers, with a flexible spending account plan, an employee stock purchase plan and paid time off benefits, including vacation, sick time and holidays. We do not sponsor any qualified or non-qualified defined benefit plans for any of our employees or executives.

Other Retirement Benefits. We do not maintain any defined benefit pension plans. In 2021, we adopted a nonqualified deferred compensation plan pursuant to which eligible participants, including our executive officers, may elect to defer a portion of their eligible compensation. None of the NEOs participated in the plan during 2023.

DIRECTOR COMPENSATION

Outside Director Compensation Policy

We adopted a policy for compensating our non-employee directors with a cash retainer for service on the Board and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board. The Compensation Committee periodically reviews compensation paid to our non-employee directors, considering input from the Compensation Committee’s independent compensation consultant, and makes recommendations for adjustments, as appropriate, to the full Board. The Board recently approved changes to the outside director compensation program, as reflected below, in order to maintain compensation levels for our non-employee directors that are at the 50th percentile of our peer companies. The fees payable to non-employee directors for service on the Board and for service on each committee of the Board on which the director was or is a member in 2023 and 2024 are as follows:

	2023	2024
	Annual Retainer	Annual Retainer
Board of Directors:
All non-employee directors	$40,000	$45,000
Additional retainer for Non-Executive Chairman of the Board	$30,000	$35,000
Audit Committee:
Chairman	$15,000	$20,000
Non-Chairman members	$7,500	$10,000
Compensation Committee:
Chairman	$13,500	$15,000
Non-Chairman members	$6,750	$7,500
Nominating Committee:
Chairman	$10,000	$10,000
Non-Chairman members	$5,000	$5,000
Science Committee:
Chairman	$13,500	$15,000
Non-Chairman members	$6,750	$7,500

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending any in-person Board and committee meetings.

Pursuant to our director compensation policy, directors are given the opportunity to elect to receive all or a portion of their retainer and committee fees in the form of an equity award of: (a) unrestricted shares having a grant date fair value equal to the amount (or portion thereof) of such retainer and committee fees or (b) fully vested stock options to purchase common stock based on the Black-Scholes option-pricing model as of the date of grant. Any such election must be made: (i) for any continuing non-employee director, before the start of the calendar year with respect to any cash compensation for such calendar year and (ii) for any new non-employee director, within 30 days of her or his election to the Board. Any such stock options are fully vested upon grant and expire ten years from the date of grant.

In addition, our director compensation policy provides that each new non-employee director elected to our Board receives an initial, one-time stock option grant to purchase 73,400 (increased to 89,400 beginning in 2024) shares of our common stock (the “Initial Award”), which vests in equal monthly installments over three years, subject to continued service as a member of the Board. In addition, each continuing non-employee director, other than a director receiving an Initial Award, receives, at the time of the Company’s annual meeting, an annual equity grant of options to purchase 36,700 (increased to 44,700 beginning in 2024) shares of our common stock, which vests in full upon the earlier of the first anniversary of the date of grant or the date of the Company’s next annual meeting of stockholders, subject to continued service as a member of the Board through such date. This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Fiscal Year 2023 Director Compensation Table

The table below shows all compensation paid to or earned in 2023 by our non-employee directors. Executives who serve as directors do not receive any compensation for service as a director. The compensation received by Mr. Robbins for his service to us during 2023 as our Chief Executive Officer is presented in the “2023 Summary Compensation Table” above.

Name	Fees Earned or Paid In Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Chris Cain, Ph.D.(4)	56,875	284,487	341,362
Karen Ferrante, M.D.	55,878	284,487	340,365
Peter Harwin(4)	80,063	284,487	364,550
Arlene M. Morris	61,000	284,487	345,487
Matthew E. Ros	52,201	284,487	336,688
Todd Shegog	61,313	284,487	345,800

(1) Amounts represent fees earned in cash for services rendered by each member of the Board. Dr. Ferrante and Mr. Ros elected to receive their cash compensation in the form of fully vested options to purchase our common stock.

(2) Amounts shown reflect the grant date fair value of option awards granted during 2023. The grant date fair value was computed in accordance with ASC Topic 718, disregarding the effect of estimated forfeitures related to service-based vesting. See Note 7 to the financial statements in this Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards.

(3) As of December 31, 2023, our non-employee directors held outstanding options to purchase the following number of shares of common stock: Dr. Cain – 134,565, Dr. Ferrante – 207,063, Mr. Harwin – 134,565, Ms. Morris – 138,148, Mr. Ros – 195,409 and Mr. Shegog – 127,400.

(4) All or a portion of such director’s fees is remitted directly to Fairmount and such director is obligated to turn over to Fairmount any net cash or stock received from the options pursuant to their arrangement with Fairmount. The director disclaims beneficial ownership of the options and underlying shares.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding beneficial ownership of our common stock as of February 22, 2024 by:

•
each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•
each of our directors;
•
each of our NEOs; and
•
all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Under such rules, beneficial ownership includes any shares of common stock over which the individual or entity has sole or shared voting power or investment power as well as any shares of common stock that the individual or entity has the right to acquire within 60 days after February 22, 2024. To our knowledge and subject to applicable community property rules, and except as otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

The percentage ownership information shown in the column titled “Percentage of Shares Beneficially Owned” in the table below is based on 103,913,396 shares of our common stock outstanding as of February 22, 2024 (plus, as to any particular beneficial owner, any shares as to which such person has the right to acquire beneficial ownership within 60 days thereafter). Due to the conversion limitations on the Series B Preferred Stock, shares of underlying common stock have been excluded from beneficial ownership set forth below. Unless otherwise indicated, the address of each beneficial owner listed in this table is the Company’s address set forth on page 1 of this Annual Report on Form 10-K.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Fairmount Funds Management LLC(1)	21,579,141	17.9%
Entities affiliated with FMR LLC(2)	10,636,187	10.2%
Entities affiliated with Commodore Capital LP(3)	8,297,086	7.9%
Entities affiliated with Venrock Healthcare Capital Partners II, L.P.(4)	6,891,917	6.5%
Entities affiliated with BlackRock, Inc.(5)	6,755,584	6.5%
Entities affiliated with TCG Crossover Fund I, L.P.(6)	6,214,375	6.0%
Entities affiliated with Kayman Capital Management, L.P.(7)	6,170,766	5.9%
Entities affiliated with Suvretta Capital Management, LLC(8)	5,797,034	5.6%
Entities affiliated with Point72 Asset Management, L.P.(9)	5,243,623	5.0%
Named Executive Officers and Directors:
Andrew Robbins(10)	2,853,766	3.2%
John Robinson, Ph.D.(10)	575,834	*
Jessica Sachs, M.D.(11)	718,415	*
Chris Cain, Ph.D.(12)	97,865	*
Karen Ferrante, M.D.(10)	173,661	*
Peter Harwin(12)	97,865	*
Arlene M. Morris(10)	101,448	*
Matthew E. Ros(10)	161,760	*
Todd Shegog(10)	90,700	*
All current executive officers and directors as a group (11 persons)(13)	5,897,944	5.4%

* Represents beneficial ownership of less than one percent.

(1) Based on Company records and the Schedule 13D/A filed by Fairmount with the SEC on February 16, 2024. Includes (i) 4,438,790 shares held by Fairmount Healthcare Fund II LP, (ii) 286,851 shares held by Fairmount Healthcare Fund LP and (iii) 16,853,500 shares issuable upon conversion of 67,414 shares of Series A Preferred Stock. Excludes 1,500,000 shares of common stock issuable upon conversion of 1,500 shares of Series B Preferred Stock due to conversion limitations. Fairmount Healthcare Fund GP LLC is the general partner of Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II GP LLC is the general partner of Fairmount Healthcare Fund II LP. Fairmount is the investment manager of Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP. Fairmount, as the investment manager, along with Fairmount Healthcare Fund GP LLC and Fairmount Healthcare Fund II GP LLC, as the general partners, exercise voting and investment power over Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP. The address for the entities listed above is 200 Barr Harbor Drive, Suite 400, West Conshohocken, Pennsylvania 19428.

(2) Based on Company records and the Schedule 13G filed by FMR LLC ("FMR") with the SEC on February 9, 2024. The address of FMR is 245 Summer Street, Boston, Massachusetts 02210.

(3) Based on Company records and the Schedule 13G/A filed by Commodore Capital LP (“Commodore Capital”) with the SEC on February 14, 2024. Consists of (i) 7,691,026 shares and (ii) 606,060 shares underlying a warrant, which is subject to a beneficial ownership limitation of 9.99%. Commodore Capital is the investment manager of Commodore Capital Master LP (“Commodore Master”), and may be deemed to beneficially own the securities held by Commodore Master. Commodore Capital holds shared voting and investment power over these shares. Michael Kramarz and Robert Egen Atkinson are the managing partners of Commodore Capital and exercise investment discretion with respect to the shares. The address for the individuals and entities listed above is 444 Madison Avenue, Floor 35, New York, New York 10022.

(4) Based on Company records and the Schedule 13G/A filed by Venrock Healthcare Capital Partners II, L.P. with the SEC on February 14, 2024. Includes (i) 650,793 shares owned by Venrock Healthcare Capital Partners II, L.P., (ii) 263,919 shares owned by VHCP Co-Investment Holdings II, LLC, (iii) 2,056,591 shares owned by Venrock Healthcare Capital Partners III, L.P., (iv) 205,807 shares owned by VHCP Co-Investment Holdings III, LLC, (v) 1,952,057 shares owned by Venrock Healthcare Capital Partners EG, L.P., and (vi) 1,762,750 shares issuable upon conversion of 7,051 shares of Series A Preferred Stock. Excludes 555,000 shares of common stock issuable upon conversion of 550 shares of Series B Preferred Stock due to conversion limitations. VHCP Management II, LLC is the general partner of Venrock Healthcare Capital Partners II, L.P. and the manager of VHCP Co-Investment Holdings II, LLC. VHCP Management III, LLC is the general partner of Venrock Healthcare Capital Partners III, L.P. and the manager of VHCP Co-Investment Holdings III, LLC. VHCP Management EG, LLC is the general partner of Venrock Healthcare Capital Partners EG, L.P. Messrs. Nimish Shah and Bong Koh are the voting members of VHCP Management II, LLC and VHCP Management III, LLC. The addresses for the individuals and entities listed above are 7 Bryant Park, 23rd Floor, New York, New York 10018 and 3340 Hillview Avenue, Palo Alto, California 94304.

(5) Based on the Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 26, 2024. The address of BlackRock is 50 Hudson Yards, New York, New York 10001.

(6) Based on Company records and the Schedule 13G/A filed by TCG Crossover Fund I, L.P. (“TCG Crossover I”) with the SEC on February 9, 2024. Excludes 750,000 shares of common stock issuable upon conversion of 750 shares of Series B Preferred Stock due to conversion limitations. TCG Crossover GP I, LLC (“TCG Crossover GP I”) is the general partner of TCG Crossover I and may be deemed to have voting, investment and dispositive power with respect to these securities. Chen Yu is the sole managing member of TCG Crossover GP I and may be deemed to share voting, investment and dispositive power with respect to these securities. Each of TCG Crossover GP I and Chen Yu disclaim beneficial ownership except to the extent of their pecuniary interest therein. The address for individual and entities listed above is 705 High Street, Palo Alto, California 94301.

(7) Based on Company records and the Schedule 13G filed by Kynam Capital Management, LP (“Kynam”) with the SEC on February 14, 2024. Excludes 350,000 shares of common stock issuable upon conversion of 350 shares of Series B Preferred Stock due to conversion limitations. Kynam Capital Management GP, LLC (“Kynam GP”) is the general partner of Kynam. Yue Tang is the managing member of Kynam GP.Kynam, Kynam GP and Yue Tang have shared voting and dispositive power with respect to these securities. The address for individual and entities listed above is 221 Elm Road, Princeton, New Jersey 08540.

(8) Based on Company records and the Schedule 13G filed by Suvretta Capital Management, LLC (“Suvretta”) with the SEC on February 5, 2024. Excludes 350,000 shares of common stock issuable upon conversion of 350 shares of Series B Preferred Stock due to conversion limitations. Suvretta is the investment manager of Averill Master Fund, Ltd. (“Averill Master Fund”). Aaron Cowen a control person of Suvretta and Averill Madison Master Fund, Ltd. Each of Suvretta, Averill Master Fund and Aaron Cowen disclaims beneficial ownership except to the extent of their pecuniary interest therein. The address for Suvretta and Aaron Cowen is 540 Madison Avenue, New York, New York 10022. The address for Averill Master Fund is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(9) Based on the Schedule 13G/A filed by Point72 Asset Management, L.P. (“Point72 Asset Management”) with the SEC on February 14, 2024. Consists of 5,191,448 shares held by Point72 Associates, LLC (“Point72 Associates”) and 52,175 shares held by an investment fund managed by Cubist Systematic Strategies, LLC (“Cubist Systematic Strategies”). Excludes 1,000,000 shares of common stock issuable upon conversion of 1,000 shares of Series B Preferred Stock due to conversion limitations. Point72 Asset Management maintains investment and voting power with respect to the securities held by Point72 Associates. Point72 Capital Advisors, Inc. (“Point72 Capital Advisors”) is the general partner of Point72 Asset Management. Stephen A. Cohen controls each of Point72 Asset Management, Point72 Capital Advisors and Cubist Systematic Strategies. The address for individual and entities listed above is 275 Wyman Street, 3rd Floor, Waltham, Massachusetts 02451.

(10) Consists entirely of shares underlying options exercisable within 60 days of the date of this table.

(11) Includes 1,296 shares and 717,119 shares underlying options exercisable within 60 days of the date of this table.

(12) Consists entirely of shares underlying options exercisable within 60 days of the date of this table that Dr. Cain and Mr. Harwin hold for one or more investment vehicles managed by Fairmount (each, a “Fairmount Fund”). The options were granted to Dr. Cain and Mr. Harwin in connection with their service as members of our Board. Pursuant to their arrangement with Fairmount, each of Dr. Cain and Mr. Harwin is obligated to turn over to Fairmount any net cash or stock received from the options for the benefit of such Fairmount Fund. Each of Dr. Cain and Mr. Harwin disclaims beneficial ownership of the options and underlying shares.

(13) Includes 5,137 shares and 5,892,807 shares underlying options exercisable within 60 days of the date of this table.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders(2)	12,501,891	$9.89	4,631,050
Equity compensation plans not approved by stockholders(3)	3,072,005	$10.27	677,995
Total	15,573,896	$9.97	5,309,045

(1) The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding PSUs, which have no exercise price.

(2) Includes the following plans: our 2018 Plan and our 2018 Employee Stock Purchase Plan (the “ESPP”), including 71,150 shares subject to purchase thereunder during the purchase periods in effect as of December 31, 2023. Excludes 3,444,970 and 125,000 shares that were added to our 2018 Plan and our ESPP, respectively, on January 1, 2024 pursuant to the evergreen provisions thereunder that provide for automatic annual increases on January 1 of each year during the term of the respective plan equal to 4% of our outstanding shares as of the preceding December 31 (or such lesser amount as approved by the Board), in the case of the 2018 Plan, or the lesser of 125,000 shares, 1% of our outstanding shares as of the preceding December 31, or such lesser amount as approved by the Board, in the case of the ESPP.

(3) Includes our 2020 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted by the Board in October 2020. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits or other changes in our common stock or capital structure. The purpose of the Inducement Plan is to secure and retain the services of eligible employees, to provide incentives for such eligible employees to exert maximum efforts for the success of the Company and to provide such eligible employees an opportunity to benefit from increases in value of the Company’s common stock through the granting of certain stock awards. The Inducement Plan was approved by our Compensation Committee without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4), and is utilized exclusively for the grant of stock awards to individuals who were not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company) as an inducement material to such individual’s entry into employment with the Company, within the meaning of Nasdaq Listing Rule 5635(c)(4). The Inducement Plan is administered by our Compensation Committee. Stock awards under the Inducement Plan may only be granted by: (i) the Compensation Committee, (ii) another committee of the Board composed solely of at least two members of the Board who meet the requirements for independence under the Nasdaq listing rules (the “Independent Directors”) or (iii) at the Board level by at least a majority of the Independent Directors (the foregoing subsections (i), (ii) and (iii) are collectively referred to as the “Committee”). The Committee may choose to grant (i) nonstatutory stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) other stock awards to eligible recipients, with each grant to be evidenced by an award agreement setting forth the terms and conditions of the grant as determined by the Committee in accordance with the terms of the Inducement Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

The following is a summary of each transaction or series of similar transactions since January 1, 2022, or any currently proposed transaction, to which we were or are a party in which:

•
the amount involved exceeds $120,000; and
•
any related person (including our directors, executive officers, beneficial owners of more than 5% of our common stock and any affiliates or members of their immediate family) had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation” or that were approved by our Compensation Committee.

Beneficial ownership of securities is determined in accordance with the rules of the SEC.

Indemnification. Our Bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our Bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our Bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions. In addition, we have entered into and in the future plan to enter into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board or officer, as applicable, to the maximum extent allowed under Delaware law.

Sublease Agreement. In April 2021, we entered into a sublease agreement with Viridian Therapeutics, Inc. (“Viridian”), which was subsequently amended in November 2021 and April 2022. This provided us with temporary office and laboratory space in Boulder, Colorado while our new office and laboratory space was being constructed. Entities associated with Fairmount beneficially own more than 5% of our capital stock and Viridian’s capital stock. Under the terms of the sublease, which expired in June 2022, we paid Viridian an aggregate of $0.2 million in rent payments plus $0.2 million in related taxes and lease operating costs. The lease was negotiated on an arm’s-length basis and was a market rate transaction on terms that we believed were no less favorable than would have been reached with an unrelated third party. Although we did not consider this transaction to be material to us, we are disclosing it in accordance with our related person transactions policy described below.

Related Person Transaction Policy

Our Board has adopted a written related person transactions policy providing that transactions with us and any related person (as defined above) must be approved by our Audit Committee. Pursuant to this policy, the Audit Committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or is expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. In determining whether to approve any such transaction, the Audit Committee will review and consider:

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

Director Independence

Nasdaq listing rules require a majority of a listed company’s board of directors to be comprised of independent directors who, in the opinion of the board of directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent, and audit and compensation committee members must satisfy additional independence criteria under the Exchange Act.

Our Board undertook a review of its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that Drs. Cain and Ferrante, Ms. Morris and Messrs. Ros and Shegog qualify as “independent directors” as defined by the Nasdaq listing rules. Mr. Robbins is not an independent director because he is our CEO. In making such determinations, our Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board also determined that each of the directors currently serving on the Audit Committee and the Compensation Committee satisfy the additional independence criteria applicable to directors on such committees under Nasdaq listing rules and the rules and regulations established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) has served as our independent auditor since 2015. The following table summarizes the audit fees billed and expected to be billed by PwC for the indicated fiscal years and the fees billed by PwC for all other services rendered during the indicated fiscal years. All services associated with such fees were pre-approved by our Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$1,295,000	$813,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	281,350	134,500
All Other Fees(4)	956	956
Total Fees	1,577,306	948,456

(1) Consists of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and comfort letters, consents and review of documents filed with the SEC.

(2) Consists of fees for assurance and related services associated with consultations on matters directly related to the audit.

(3) Consists of fees for tax compliance, advice and tax services.

(4) Consists of fees for all other services.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services performed by our independent auditor in order to ensure that these services do not impair the auditor’s independence. In accordance with these policies and procedures, we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to the pre-approval procedure described below. The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 77 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on October 5, 2020)

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on November 9, 2020)

3.5

Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

3.6

Certificate of Designations of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

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

10.9

Asset Purchase Agreement dated as of August 28, 2020 among the Registrant, Sotio, LLC and Sotio N.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.10

Sales Agreement, by and between the Company and Guggenheim Securities LLC, dated May 6, 2022 (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-264773) filed on May 6, 2022)

10.11#

Employment Agreement dated as of October 23, 2020, between Cogent Biosciences, Inc. and Andrew Robbins (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.12#

Cogent Biosciences, Inc. 2020 Inducement Plan and form of option award agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on October 26, 2020)

10.13#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and John Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.14#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and Jessica Sachs, MD (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.15*#	Amended and Restated Employment Agreement entered into on December 20, 2021 by and between Cogent Biosciences, Inc. and John Robinson

10.16*#	Amended and Restated Employment Agreement entered into on December 20, 2021 by and between Cogent Biosciences, Inc. and Evan Kearns

10.17

Lease by and between Cogent Biosciences, Inc. and BCSP Pearl East Property LLC dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 9, 2021)

10.18

Sublease by and between Cogent Biosciences, Inc. and Cimpress USA Incorporated dated March 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 2022)

10.19(1)

Securities Purchase Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and each purchaser identified on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

10.20(1)

Registration Rights Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Clawback Policy

101INS*	Inline XBRL Instance Document.

101SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Coverage Page Interative Data File (formatted as inline XRBL with applicable taxonomy extensive information contained in Exhibits 101.)

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

Date: February 26, 2024	COGENT BIOSCIENCES, INC.

	By:	/s/ Andrew Robbins
Andrew Robbins
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024:

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