Form 10-Q
period 2024-03-31
Cogent Biosciences, Inc.
filed 2024-05-07
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 95,613,396 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$215,801	$53,229
Short-term marketable securities	219,939	212,481
Prepaid expenses and other current assets	6,163	5,061
Total current assets	441,903	270,771
Long-term marketable securities	—	7,460
Operating lease, right-of-use assets	21,531	21,998
Property and equipment, net	7,815	8,344
Other assets	4,862	4,864
Total assets	$476,111	$313,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,565	$10,655
Accrued expenses and other current liabilities	19,689	26,127
Operating lease liabilities	1,432	1,386
Total current liabilities	36,686	38,168
Operating lease liabilities, net of current portion	17,091	17,467
Total liabilities	53,777	55,635
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 74,465 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	60,035	60,035
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 20,580 and no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	162,118	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 95,613,396 shares and 86,124,249 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	96	86
Additional paid-in capital	862,096	801,059
Accumulated other comprehensive income (loss)	(39)	246
Accumulated deficit	(661,972)	(603,624)
Total stockholders’ equity	422,334	257,802
Total liabilities and stockholders’ equity	$476,111	$313,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$52,705	$36,038
General and administrative	9,699	7,199
Total operating expenses	62,404	43,237
Loss from operations	(62,404)	(43,237)
Other income:
Interest income	4,057	2,268
Other income, net	(1)	682
Change in fair value of CVR liability	—	1,700
Total other income, net	4,056	4,650
Net loss	$(58,348)	$(38,587)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.55)
Weighted average common shares outstanding, basic and diluted	94,804,659	70,734,950
Comprehensive loss:
Net loss	$(58,348)	$(38,587)
Other comprehensive loss:
Net unrealized losses on marketable securities	(285)	120
Total other comprehensive loss	(285)	120
Comprehensive loss	$(58,633)	$(38,467)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	74,465	$60,035	—	$—	86,124,249	$86	$801,059	$246	$(603,624)	$257,802
Issuance of Series B non-voting convertible preferred stock and common stock, net of issuance costs of $11.6 million, in connection with the Private Placement	—	—	12,280	87,364	17,717,997	18	126,034	—	—	$213,416
Exchange of common stock for Series B non-voting convertible preferred stock	—	—	8,300	74,754	(8,300,000)	(8)	(74,746)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	71,150	—	356	—	—	$356
Unrealized gains on marketable securities	—	—	—	—	—	—	—	(285)	—	$(285)
Stock-based compensation expense	—	—	—	—	—	—	9,393	—	—	$9,393
Net loss	—	—	—	—	—	—	—	—	(58,348)	$(58,348)
Balances at March 31, 2024	74,465	$60,035	20,580	$162,118	95,613,396	$96	$862,096	$(39)	$(661,972)	$422,334

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	81,050	$65,830	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735
Unrealized gains on marketable securities	—	—	—	—	—	120	—	120
Conversion of Series A non-voting preferred stock into common stock	(4,000)	(3,520)	1,000,000	1	3,519	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,228	—	313	—	—	313
Issuance of common stock upon exercise of stock options	—	—	14,128	—	132	—	—	132
Stock-based compensation expense	—	—	—	—	5,850	—	—	5,850
Net loss	—	—	—	—	—	—	(38,587)	(38,587)
Balances at March 31, 2023	77,050	$62,310	70,946,790	$71	$610,967	$16	$(449,801)	$223,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(58,348)	$(38,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	599	529
Stock-based compensation expense	9,393	5,850
Amortization of operating leases, right-of-use assets	467	194
Change in fair value of CVR liability	—	(1,700)
Net amortization (accretion) of premiums (discounts) on marketable securities	(1,396)	(1,043)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,102)	(316)
Other assets	(2)	(30)
Accounts payable	4,910	(1,670)
Accrued expenses and other current liabilities	(6,720)	(2,557)
Operating lease liability	(330)	(187)
Net cash used in operating activities	(52,529)	(39,517)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(1,103)
Purchases of marketable securities	(73,014)	(59,013)
Maturities and sales of marketable securities	74,128	120,000
Net cash provided by investing activities	1,044	59,884
Cash flows from financing activities:
Proceeds from issuance of common stock and Series B Preferred Stock in connection with the Private Placement, net of offering costs $11.6 million	213,701	—
Proceeds from issuance of stock from employee stock purchase plan	356	313
Proceeds from issuance of common stock upon stock option exercises	—	132
Net cash provided by financing activities	214,057	445
Net increase in cash, cash equivalents and restricted cash	162,572	20,812
Cash, cash equivalents and restricted cash at beginning of period	53,229	141,141
Cash, cash equivalents and restricted cash at end of period	$215,801	$161,953
Supplemental disclosure of noncash investing and financing information:
Offering costs included in accounts payable and accrued expenses	$282	$—
Property & equipment included in accounts payable and accrued expenses	$—	$674
Conversion of Series A Preferred Stock into common shares	$—	$3,520
Unrealized gain/loss on marketable securities	$(285)	$—

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $58.3 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $662.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed unaudited consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023 have been made. The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mono, Inc. and Kiq Bio LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$219,978	$24	$(63)	$219,939
	$219,978	$24	$(63)	$219,939

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$212,274	$213	$(6)	$212,481
U.S. Treasury bills and notes (due after one through five year)	$7,421	$39	$—	$7,460
	$219,695	$252	$(6)	$219,941

As of March 31, 2024, the Company held 43 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2024 was $158.3 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2023, the Company held 9 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2023 was $34.7 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three months ended March 31, 2024 and for the year ended December 31, 2023.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$188,092	$—	$—	$188,092
Marketable securities:
U.S. Treasury bills and notes	$—	$219,939	$—	$219,939
Total assets	$188,092	$219,939	$—	$408,031

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,184	$—	$—	$46,184
Marketable securities:
U.S. Treasury bills and notes	$—	$219,941	$—	$219,941
Total assets	$46,184	$219,941	$—	$266,125

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued employee compensation and benefits	$2,431	$9,874
Accrued external research and development expense	8,912	10,252
Accrued external manufacturing costs	4,844	3,302
Accrued professional and consulting services	2,866	2,258
Other	636	441
Total	$19,689	$26,127

5. Preferred Stock, Series A and Series B Non-Voting Convertible Preferred Stock and Common Stock

The Company’s authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A Preferred Stock, 20,580 of which are designated as Series B Preferred Stock and 8,979,420 of which shares of preferred stock are undesignated.

Series A Non-Voting Convertible Preferred Stock

On July 6, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware (the “Series A Certificate of Designation”) in connection with the Company’s acquisition of Kiq Bio LLC and concurrent private placement of Series A Preferred Stock. The Series A Certificate of Designation provides for the issuance of shares of Series A Preferred Stock, par value $0.001 per share.

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Series A Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) increase the number of authorized shares of Series A Preferred Stock, (e) at any time while at least 40% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Series A Certificate of Designation) or (f) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

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

Series B Non-Voting Convertible Preferred Stock

On February 13, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Purchasers purchased (i) an aggregate of 17,717,997 shares of the Company’s common stock at a price per share of $7.50, and (ii) 12,280 shares of the Company’s Series B Preferred Stock, at a price per share of $7,500.00. Net proceeds were approximately $213.4 million after deducting placement fees and offering costs. On February 14, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation”) in connection with the Private Placement. The Series B Certificate of Designation provided for the issuance of up to 12,280 shares of Series B Preferred Stock, par value $0.001 per share. Subsequently, on March 21, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with certain of the Purchasers (the “Exchange Stockholders”), pursuant to which the Exchange Stockholders agreed to exchange an aggregate of 8,300,000 shares of the Company’s common stock, for an aggregate of 8,300 shares of the Company’s Series B Preferred Stock (the “Exchange”). On March 21, 2024, in connection with the Exchange, the Company filed a Certificate of Amendment to the Series B Certificate of Designation (the “Certificate of Amendment”) to increase the number of authorized shares of Series B Preferred Stock from 12,280 to 20,580.

Holders of shares of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of each of the holders of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Series B Certificate of Designation, or (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Following approval by the stockholders of the Company of an increase in the authorized shares of common stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion.

Cumulatively, through March 31, 2024, 88,860 shares of Series A Preferred Stock, or 54.4% of the issued Series A Preferred Stock, have been converted into 22,215,000 shares of common stock. The 74,465 shares of Series A Preferred Stock outstanding as of March 31, 2024 are convertible into 18,616,250 shares of common stock. Cumulatively, through March 31, 2024, no shares of the Series B Preferred Stock have been converted into shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of March 31, 2024.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of March 31, 2024, no shares have been sold under the Sales Agreement.

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of March 31, 2024, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

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

In February 2024, in connection with the Private Placement, the Company issued (i) an aggregate of 17,717,997 shares of the Company’s common stock at a price per share of $7.50, and (ii) 12,280 shares of the Company’s Series B Preferred Stock, at a price per share of $7,500.00. Net proceeds were approximately $213.4 million after deducting placement fees and offering costs. In March 2024, in connection with the Exchange, the Exchange Stockholders exchanged an aggregate of 8,300,000 shares of the Company’s common stock, for an aggregate of 8,300 shares of the Company’s Series B Preferred Stock.

6. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increases on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. At the Company’s 2021 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Stock Plan to increase the number of shares of common stock issuable under the 2018 Plan by 6,000,000 shares. At the Company's 2023 annual stockholder meeting, the Company's stockholders approved the amendment and restatement of the 2018 Plan to increase the number of shares of common stock issuable under the 2018 Plan by an additional 6,000,000 shares.

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 3,444,970 shares effective as of January 1, 2024. As of March 31, 2024, 3,230,783 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of March 31, 2024, 677,995 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2024. As of March 31, 2024, 497,240 shares remain available for issuance under the ESPP.

Performance-based restricted stock units

In February 2023, the board of directors approved grants in aggregate of up to 2,500,000 performance-based restricted stock units (“PSUs”) under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve an in increase to the number of shares reserved for issuance under the 2018 Plan (the “2023 Pool Increase”). On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. As of March 31, 2024, none of the research or development performance targets are probable of achievement. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense by type of award:
Time-based stock options	$7,358	$5,750
Employee stock purchase plan	161	100
Time-based restricted stock units	39	—
Performance-based restricted stock units	1,835	—
Total	$9,393	$5,850

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$4,432	$2,956
General and administrative expenses	4,961	2,894
Total	$9,393	$5,850

As of March 31, 2024, total unrecognized compensation cost related to the unvested stock-based options and time-based restricted stock units was $55.6 million and $0.3 million, respectively, which is expected to be recognized over a weighted average period of 2.63 years and 1.42 years, respectively.

As of March 31, 2024, the total minimum amount of unrecognized compensation cost related to the stock price hurdles for the unvested PSUs was $13.8 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 1.87 years. If any research or development milestones become probable of achievement, the Company will recognize incremental stock compensation expense of up to $2.4 million through a cumulative catch up adjustment in the period of change in probability.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of March 31, 2024, no other milestone payments have been made or are considered probable of occurring.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or its consolidated financial statements as of December 31, 2023.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(58,348)	$(38,587)
Net loss attributable to common stockholders	$(58,348)	$(38,587)
Denominator:
Weighted average common shares outstanding, basic and diluted	94,804,659	70,734,950
Net loss per common share, basic and diluted	$(0.62)	$(0.55)

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

	March 31,
	2024	2023
Stock options to purchase common stock	19,824,593	15,503,250
Time-based restricted stock units subject to vesting	80,000	—
Performance-based restricted stock units subject to vesting	2,500,000	—
Series A Preferred Stock	18,616,250	19,262,500
	41,020,843	34,765,750

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

Shares of Series B Preferred Stock are not included in the computation of basic and diluted net loss per share or disclosed as having an anti-dilutive effect because their conversion is contingent upon stockholder approval and they are not convertible as of March 31, 2024.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

Our Pipeline

Bezuclastinib- SM

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

SUMMIT (Non-AdvSM)

SUMMIT is our randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Non-AdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. SUMMIT Part 2 is a registration-directed study that is currently enrolling and expected to include 159 patients. We are on-track to complete enrollment in the second quarter of 2025, with top-line results expected by the end of 2025.

From the data collected in Part 1 of SUMMIT and in accordance with FDA guidelines, we are developing a novel patient reported outcomes measure (“PROM”) called Mastocytosis Symptom Severity Daily Diary (“MS2D2”). Based on literature review, patient and physician interviews, and data from SUMMIT Part 1 we believe our MS2D2 is a reliable, valid and fit-for-purpose PROM. The MS2D2 Total Symptom Score (“TSS”) is comprised of 11 items, and scored on a 0-110 scale. Pending alignment with the FDA regarding MS2D2 scoring, a comparison of week 24 mean absolute change from baseline in MS2D2 TSS between bezuclastinib and placebo will serve as the measurement of the primary endpoint of the SUMMIT Part 2 study.

In February 2024, we presented data from SUMMIT Part 1b at the 2024 American Academy of Allergy, Asthma and Immunology (“AAAAI”). Thirty four patients were enrolled in Part 1b and were treated with either bezuclastinib or placebo plus best supportive care. Patients were enrolled with the following sub-types: 33 patients with ISM and one patient with SSM. One patient had received prior avapritinib. These patients were evaluated for signs of clinical activity over 12 weeks, including well-accepted biomarkers of disease burden. Based on the totality of the results from Summit Part 1, the data support 100 mg QD as the optimal dose of bezuclastinib in Part 2 of SUMMIT for patients with Non-AdvSM (“RP2D”).

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

The majority of treatment emergent adverse events were low grade and reversible with no bleeding or cognitive impairment events reported across cohorts. There were no dose reductions in the 100 mg cohort and two dose reductions in the 150 mg cohort (Grade 1 ALT and Grade 2 abdominal pain). Only one serious adverse event (“SAE”) was reported across both cohorts, which occurred in the 150mg cohort, when a patient experienced ALT/AST increase that led to discontinuation. SUMMIT Part 2 is currently ongoing using the RP2D.

APEX (AdvSM)

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive interim clinical data from Part 1 of the APEX trial at the 2022 European Hematology Association Annual Congress, and we presented updated positive clinical data from Part 1 in an oral presentation at the American Society of Hematology (“ASH”) Annual Meeting in December 2022. In April 2023, we initiated the registration-directed Part 2 of the APEX trial at 150 mg daily dose of bezuclastinib. We are on-track to complete enrollment in the APEX study by the end of 2024, with top-line results expected by mid-2025.

In December 2023, at the 2023 ASH meeting, we reported positive clinical data from Part 1 of the APEX trial. As of the data cutoff date of September 25, 2023, 32 patients had been treated in Part 1 at one of four dose levels (50 mg BID, 100 mg BID, 200 mg BID or 400 mg QD). Patients were enrolled with the following sub-types: seven patients with ASM, 23 patients with SM-AHN, and two patients with MCL. As of the cut-off date of September 25, 2023, 32 patients enrolled were evaluated for signs of clinical activity and 27 patients were evaluable for response per the modified IWG-MRT-ECNM criteria. An objective response rate ("ORR") of 52% (including complete remission (“CR”), CR with partial hematologic remission (“CRh”), partial remission (“PR”)) was achieved, including a 56% ORR for TKI-treatment-naïve patients. An ORR of 75% was achieved by pure pathological response (“PPR”) criteria, including an ORR of 86% for TKI-treatment-naïve patients. All patients receiving the 100mg BID achieved PR or better and remain on trial with 3 patients at ≥ 30 cycles of treatment. The 150mg QD dose selected for APEX Part 2 is expected to deliver patient exposures consistent with Part 1. An additional APEX cohort was also initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with SM with an associated hematologic neoplasm.

Bezuclastinib- GIST

We are also pursuing the development of bezuclastinib in combination with sunitinib as a potential second line treatment for patients living with GIST. GIST is a cancer frequently driven by KIT mutations, and resistance to currently available therapeutics is frequently associated with the emergence of other KIT mutations. First-line therapy for the vast majority of GIST patients is imatinib, followed by sunitinib monotherapy as the current second-line therapy for the majority of patients that eventually develop resistance to imatinib.

PEAK (GIST)

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA and EMA have granted orphan drug designation to bezuclastinib for the treatment of GIST. PEAK is on-track to complete enrollment by the end of 2024, with top-line results expected by the end of 2025.

Initial safety and pharmacokinetic data from the lead-in portion of the PEAK study was presented at the 2022 Connective Tissue Oncology Society (“CTOS”) annual meeting in November 2022. In June 2023, we presented additional positive lead-in data from PEAK at the 2023 annual American Society of Clinical Oncology (“ASCO”). As of the cutoff date of March 29, 2023, the combination of bezuclastinib and sunitinib was generally well-tolerated with an encouraging safety profile. Data were immature to estimate median progression free survival. The data demonstrated 55% Disease Control Rate (“DCR”) in heavily pre-treated GIST patients, including 100% DCR and 17% overall response rate in efficacy evaluable 2nd-line GIST patients. In November 2023, we presented updated clinical data from the lead-in portion of the PEAK trial at the CTOS annual meeting. Safety and tolerability data have remained consistent with the data previously presented at ASCO. Updated clinical activity from a subset of 2nd-line GIST patients demonstrates a 33% confirmed overall response rate (“ORR”) with ongoing median duration of therapy greater than 14 months. Together with clinical data previously reported, four of ten evaluable 2nd-line GIST patients treated with the combination have reached confirmed partial response status.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the Peak study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of March 31, 2024, no other milestone payments have been made. Patents protecting bezuclastinib include composition of matter claims which have been issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we filed a patent application in 2023 seeking to protect our optimized formulation of bezuclastinib that is currently being used in all three of our on-going clinical trials, which could potentially provide exclusivity through at least 2043.

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

FGFR

In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome, as well as a panel of channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO, and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations. We have selected our FGFR2 clinical candidate, CGT4859. IND-enabling studies are on-going, and we expect to initiate a clinical trial by the end of 2024.

ErbB2

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in November 2023 at the San Antonio Breast Cancer Symposium (“SABCS”) and at AACR in April 2024. The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of pErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. These advances continue to highlight a favorable profile for optimal clinical efficacy. We selected our ErbB2 clinical candidate and expect to initiate IND-enabling studies in mid-2024.

PI3Kα

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

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $58.3 million for the three months ended March 31, 2024 compared to net losses of $38.6 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $662.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $435.7 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials.

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

This consists of changes in the fair value of the contingent value right (“CVR”) liability.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$52,705	$36,038	$16,667
General and administrative	9,699	7,199	2,500
Total operating expenses	62,404	43,237	19,167
Loss from operations	(62,404)	(43,237)	(19,167)
Other income:
Interest income	4,057	2,268	1,789
Other income, net	(1)	682	(683)
Change in fair value of CVR liability	—	1,700	(1,700)
Total other income, net	4,056	4,650	(594)
Net loss	$(58,348)	$(38,587)	$(19,761)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$27,292	$15,779	$11,513
Preclinical research and discovery	6,520	4,281	2,239
Unallocated expenses:
Personnel related (including stock-based compensation)	15,318	12,073	3,245
Laboratory supplies, facility related and other	3,575	3,905	(330)
Total research and development expenses	$52,705	$36,038	$16,667

Total research and development expense increased by $16.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the accelerated enrollment of the SUMMIT and PEAK trials and ongoing cost of the APEX trial, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $1.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $9.7 million, compared to $7.2 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $2.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest Income

Interest income for the three months ended March 31, 2024 was $4.1 million, compared to $2.3 million for the three months ended March 31, 2023. The increase is due to higher average interest rates and invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net for the three months ended March 31, 2024 was nil compared to $0.7 million for the three months ended March 31, 2023. Other income represented sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space and the decrease in other income, net is driven by the expiration of our former corporate headquarters lease and associated sublease in April 2023.

Change in Fair Value of the CVR liability

The change in fair value of CVR liability for the three months ended March 31, 2024 was nil, compared to $1.7 million for the three months ended March 31, 2023. We recorded a decrease in fair value of the liability of $1.7 million in the first quarter of 2023, reducing the liability to zero as the probability of additional CVR payments occurring prior to the expiration of CVR term was remote. The CVRs expired on August 6, 2023 and no further payments will be made to CVR holders

Liquidity and Capital Resources

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

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of March 31, 2024, no shares have been sold under the Sales Agreement.

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

On February 13, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). The closing of the Private Placement occurred on February 16, 2024. Pursuant to the Purchase Agreement, the Purchasers purchased (i) an aggregate of 17,717,997 shares of our common stock at a price per share of $7.50, and (ii) 12,280 shares of our Series B Non-voting Convertible Preferred Stock (“Series B Preferred Stock”), at a price per share of $7,500.00. Net proceeds were approximately $213.4 million after deducting placement fees and offering costs. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock, subject to approval by our stockholders of an increase to the authorized shares of common stock.

On March 21, 2024, we entered into exchange agreements (the “Exchange Agreements”) with certain of the Purchasers (the “Exchange Stockholders”), pursuant to which the Exchange Stockholders agreed to exchange an aggregate of 8,300,000 shares of our common stock for an aggregate of 8,300 shares of our Series B Preferred Stock (the “Exchange”).

As of March 31, 2024, we have 135,415,706 shares outstanding on an as-converted basis, which consists of (i) 95,613,396 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 74,465 shares of

Series A Preferred Stock that are convertible into 18,616,250 shares of common stock and (iv) 20,580 shares of Series B Preferred Stock that are convertible into 20,580,000 shares of common stock, subject to approval by our stockholders of an increase to the authorized shares of common stock.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $435.7 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(52,529)	$(39,517)
Net cash used in investing activities	1,044	59,884
Net cash provided by financing activities	214,057	445
Net increase in cash, cash equivalents and restricted cash	$162,572	$20,812

Operating Activities

During the three months ended March 31, 2024, operating activities used $52.5 million of cash, primarily resulting from our net loss of $58.3 million and net cash used in changes in our operating assets and liabilities of $(3.2) million, partially offset by net noncash charges of $9.1 million. Changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted primarily of a $1.8 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.1 million decrease in prepaid expenses and other current assets and a $0.3 million decrease in the operating lease liability.

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

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $1.0 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

During the three months ended March 31, 2023, net cash provided by investing activities was $59.9 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $214.1 million, which consisted of $213.7 million in proceeds from the issuance of common stock and Series B Preferred Stock in the Private Placement, net of paid offering costs (excluding $0.3 million of accrued offering costs) and proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $435.7 million as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2024, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024. The risks described in our Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Certificate of Designations of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

3.2

Certificate of Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on March 22, 2024)

10.1(1)

Securities Purchase Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and each purchaser identified on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

10.2(1)

Registration Rights Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

10.3	Form of Exchange Agreement, dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on March 22, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

COGENT BIOSCIENCES, INC.

Date: May 7, 2024	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)