Form 10-Q
period 2024-06-30
Cogent Biosciences, Inc.
filed 2024-08-06
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 109,450,463 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$88,219	$53,229
Short-term marketable securities	274,997	212,481
Prepaid expenses and other current assets	6,755	5,061
Total current assets	369,971	270,771
Long-term marketable securities	26,688	7,460
Operating lease, right-of-use assets	21,057	21,998
Property and equipment, net	7,357	8,344
Other assets	4,862	4,864
Total assets	$429,935	$313,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,975	$10,655
Accrued expenses and other current liabilities	29,553	26,127
Operating lease liabilities	1,475	1,386
Total current liabilities	40,003	38,168
Operating lease liabilities, net of current portion	16,709	17,467
Total liabilities	56,712	55,635
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 74,465 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	60,035	60,035
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 6,868 and no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	54,085	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 109,343,224 and 86,124,249 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	109	86
Additional paid-in capital	980,108	801,059
Accumulated other comprehensive income (loss)	(192)	246
Accumulated deficit	(720,922)	(603,624)
Total stockholders’ equity	373,223	257,802
Total liabilities and stockholders’ equity	$429,935	$313,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$54,294	$38,871	$106,999	$74,909
General and administrative	10,093	8,214	19,792	15,413
Total operating expenses	64,387	47,085	126,791	90,322
Loss from operations	(64,387)	(47,085)	(126,791)	(90,322)
Other income:
Interest income	5,393	2,741	9,450	5,009
Other income, net	44	268	43	950
Change in fair value of CVR liability	—	—	—	1,700
Total other income, net	5,437	3,009	9,493	7,659
Net loss	$(58,950)	$(44,076)	$(117,298)	$(82,663)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.59)	$(1.21)	$(1.14)
Weighted average common shares outstanding, basic and diluted	99,240,030	74,753,269	97,022,345	72,755,210
Comprehensive loss:
Net loss	$(58,950)	$(44,076)	$(117,298)	$(82,663)
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	(153)	(113)	(438)	7
Total other comprehensive loss	(153)	(113)	(438)	7
Comprehensive loss	$(59,103)	$(44,189)	$(117,736)	$(82,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	74,465	$60,035	—	$—	86,124,249	$86	$801,059	$246	$(603,624)	$257,802
Issuance of Series B non-voting convertible preferred stock and common stock, net of issuance costs of $11.6 million, in connection with the Private Placement	—	—	12,280	87,364	17,717,997	18	126,034	—	—	213,416
Exchange of common stock for Series B non-voting convertible preferred stock	—	—	8,300	74,754	(8,300,000)	(8)	(74,746)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	71,150	—	356	—	—	356
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(285)		(285)
Stock-based compensation expense	—	—	—	—	—	—	9,393	—	—	9,393
Net loss	—	—	—	—	—	—	—	—	(58,348)	(58,348)
Balances at March 31, 2024	74,465	$60,035	20,580	$162,118	95,613,396	$96	$862,096	$(39)	$(661,972)	$422,334
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	(13,712)	(107,980)	13,712,000	13	107,967	—	—	-
Change in estimate on Private Placement issuance costs	—	—	—	(53)	—	—	(76)	—	—	(129)
Issuance of common stock from exercises	—	—	—	—	17,828	—	109	—	—	109
Unrealized losses on marketable securities	—	—	—	-	—	—	-	(153)	—	(153)
Stock-based compensation expense	—	—	—	—	—	—	10,012	—	—	10,012
Net loss	—	—	—	—	—	—	—	—	(58,950)	(58,950)
Balances at June 30, 2024	74,465	$60,035	6,868	$54,085	109,343,224	$109	$980,108	$(192)	$(720,922)	$373,223

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	81,050	$65,830	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735
Conversion of Series A non-voting preferred stock into common stock	(4,000)	(3,520)	1,000,000	1	3,519	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,228	—	313	—	—	313
Issuance of common stock upon exercise of stock options	—	—	14,128	—	132	—	—	132
Unrealized gains on marketable securities	—	—	—	—	—	120	—	120
Stock-based compensation expense	—	—	—	—	5,850	—	—	5,850
Net loss	—	—	—	—	—	—	(38,587)	(38,587)
Balances at March 31, 2023	77,050	$62,310	70,946,790	$71	$610,967	$16	$(449,801)	$223,563
Issuance of common stock in underwritten public offering, net of offering costs of 10.7 million	—	—	14,375,000	14	161,775	—	—	161,789
Issuance of common stock upon exercise of stock options	—	—	12,375	—	102	—	—	102
Unrealized losses on marketable securities	—	—	—	—	—	(113)	—	(113)
Stock-based compensation expense	—	—	—	—	7,163	—	—	7,163
Net loss	—	—	—	—	—	—	(44,076)	(44,076)
Balances at June 30, 2023	77,050	62,310	85,334,165	85	780,007	(97)	(493,877)	348,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(117,298)	$(82,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,205	1,091
Stock-based compensation expense	19,405	13,013
Amortization of operating leases, right-of-use assets	941	848
Change in fair value of CVR liability	—	(1,700)
Net amortization (accretion) of premiums (discounts) on marketable securities	1,185	(1,780)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,694)	(685)
Other assets	(2)	(30)
Accounts payable	(1,680)	1,319
Accrued expenses and other current liabilities	3,377	(708)
Operating lease liability	(669)	(288)
Net cash used in operating activities	(95,230)	(71,583)
Cash flows from investing activities:
Purchases of property and equipment	(218)	(2,360)
Purchases of marketable securities	(223,411)	(185,417)
Maturities and sales of marketable securities	140,048	170,000
Net cash used in investing activities	(83,581)	(17,777)
Cash flows from financing activities:
Proceeds from issuance of common stock and Series B Preferred Stock in connection with the Private Placement, net of offering costs $11.6 million	213,336	—
Proceeds from issuance of shares of common stock, net of offering costs of $10.7 million	—	161,989
Proceeds from issuance of stock from employee stock purchase plan	356	313
Proceeds from issuance of common stock upon stock option exercises	109	234
Net cash provided by financing activities	213,801	162,536
Net increase in cash, cash equivalents and restricted cash	34,990	73,176
Cash, cash equivalents and restricted cash at beginning of period	53,229	141,141
Cash, cash equivalents and restricted cash at end of period	$88,219	$214,317
Supplemental disclosure of noncash investing and financing information:
Offering costs included in accounts payable and accrued expenses	$49	$200
Property & equipment included in accounts payable and accrued expenses	$—	$43
Conversion of Series A Preferred Stock into common shares	$—	$3,520
Conversion of Series B Preferred Stock into common shares	$107,980	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. In addition to bezuclastinib, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in FGFR2, ErbB2 and PI3Kα.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $117.3 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $720.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed unaudited consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023 have been made. The Company’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$275,169	$—	$(172)	$274,997
U.S. Treasury bills and notes (due after one through five year)	26,708	—	(20)	26,688
	$301,877	$—	$(192)	$301,685

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$212,274	$213	$(6)	$212,481
U.S. Treasury bills and notes (due after one through five year)	7,421	39	—	7,460
	$219,695	$252	$(6)	$219,941

As of June 30, 2024, the Company held 68 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2024 was $302.9 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2023, the Company held 9 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2023 was $34.7 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three and six months ended June 30, 2024 and for the year ended December 31, 2023.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$70,751	$—	$—	$70,751
Marketable securities:
U.S. Treasury bills and notes	$—	$301,685	$—	$301,685
Total assets	$70,751	$301,685	$—	$372,436

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,184	$—	$—	$46,184
Marketable securities:
U.S. Treasury bills and notes	$—	$219,941	$—	$219,941
Total assets	$46,184	$219,941	$—	$266,125

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three and six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued employee compensation and benefits	$5,676	$9,874
Accrued external research and development expense	18,201	10,252
Accrued external manufacturing costs	1,832	3,302
Accrued professional and consulting services	3,592	2,258
Other	252	441
Total	$29,553	$26,127

5. Preferred Stock, Series A and Series B Non-Voting Convertible Preferred Stock and Common Stock

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A Preferred Stock, 20,580 of which are designated as Series B Preferred Stock and 8,979,420 of which shares of preferred stock are undesignated.

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

On June 10, 2024, following approval by the stockholders of the Company of an increase in the number of authorized shares of common stock at the Company's 2024 annual meeting of stockholders, each share of Series B Preferred Stock automatically converted into 1,000 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock was prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would have beneficially owned more than a specified percentage (established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 6,868 shares of Series B Preferred Stock remain outstanding as of June 30, 2024.

Cumulatively, through June 30, 2024, 88,860 shares of Series A Preferred Stock, or 54.4% of the previously issued Series A Preferred Stock, have been converted into 22,215,000 shares of common stock. The 74,465 shares of Series A Preferred Stock outstanding as of June 30, 2024 are convertible into 18,616,250 shares of common stock. Cumulatively, through June 30, 2024, 13,712 shares of the Series B Preferred Stock, or 66.6% of the previously issued Series B Preferred Stock, have been converted into 13,712,000 shares of common stock. The 6,868 shares of Series B Preferred Stock outstanding as of June 30, 2024 are convertible into 6,868,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of June 30, 2024.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of June 30, 2024, no shares have been sold under the Sales Agreement.

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of June 30, 2024, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

On February 10, 2023, the Company filed a Form S-3ASR with the SEC (“2023 Shelf Registration”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

At our 2024 annual meeting of stockholders on June 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (the “Amendment”), to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Amendment, which became effective immediately upon such filing. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 6,868 shares of Series B Preferred Stock remain outstanding as of June 30, 2024.

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

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 3,444,970 shares effective as of January 1, 2024. As of June 30, 2024, 2,725,834 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Awards

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of June 30, 2024, 677,995 shares of common stock remain available for issuance under the Inducement Plan.

In connection with the appointment of the Chief Commercial Officer on May 25, 2024, the Company granted additional “inducement” equity awards in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, separate from the awards available for grant under the Inducement Plan. The awards consist of (i) nonqualified options to purchase 525,000 shares of Cogent common stock with a 10-year term, an exercise price equal to the closing price of Cogent’s common stock on the first day of his employment, and a 4-year vesting schedule with 25% vesting on the 1-year anniversary of the grant date and the remainder vesting in equal monthly installments over the subsequent 36 months, and (ii) up to 214,000 performance-based restricted stock units (“PSUs”) with terms consistent with the PSUs granted in June 2023 and outlined below. Concurrent with the filing of this quarterly report on Form 10-Q, the Company is filing a Registration Statement on Form S-8 related to the up to 739,000 shares of its common stock reserved for issuance under these inducement awards to the Chief Commercial Officer.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2024. As of June 30, 2024, 497,240 shares remain available for issuance under the ESPP. In July 2024, 105,743 shares were issued to employees under the ESPP.

Performance-based restricted stock units

In February 2023, the board of directors approved grants in aggregate of up to 2,500,000 PSUs under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve an in increase to the number of shares reserved for issuance under the 2018 Plan (the “2023 Pool Increase”). On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. The Company granted an additional 214,000 PSUs to the Chief Commercial Officer upon his start date with the same terms and conditions as the awards granted in 2023. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. As of June 30, 2024, one of each of the research performance milestones and the development performance milestones were deemed probable of achievement.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Time-based stock options	$7,586	$6,579	$14,944	$12,329
Employee stock purchase plan	161	100	322	200
Time-based restricted stock units	57	—	96	—
Performance-based restricted stock units	2,208	484	4,043	484
Total	$10,012	$7,163	$19,405	$13,013

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$4,720	$3,549	$9,152	$6,505
General and administrative expenses	5,292	3,614	10,253	6,508
Total	$10,012	$7,163	$19,405	$13,013

As of June 30, 2024, total unrecognized compensation cost related to the unvested stock-based options and time-based restricted stock units was $54.5 million and $0.3 million, respectively, which is expected to be recognized over a weighted average period of 2.59 years and 1.17 years, respectively.

As of June 30, 2024, the total minimum amount of unrecognized compensation cost related to the stock price hurdles for the unvested PSUs was $12.4 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 1.62 years.

If any additional research or development milestones become probable of achievement, the Company will recognize incremental stock compensation expense of up to $1.9 million through a cumulative catch up adjustment in the period of change in probability. The Company recorded incremental expense of $0.3 million as a result of the change in probability for two of the milestones during the three- and six-months ended June 30, 2024.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of June 30, 2024, no other milestone payments have been made or are considered probable of occurring.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 or its consolidated financial statements as of December 31, 2023.

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

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(58,950)	$(44,076)	$(117,298)	$(82,663)
Net loss attributable to common stockholders	$(58,950)	$(44,076)	$(117,298)	$(82,663)
Denominator:
Weighted average common shares outstanding, basic and diluted	99,240,030	74,753,269	97,022,345	72,755,210
Net loss per common share, basic and diluted	$(0.59)	$(0.59)	$(1.21)	$(1.14)

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

	June 30,
	2024	2023
Stock options to purchase common stock	20,836,714	15,765,126
Performance-based restricted stock units subject to vesting	2,714,000	2,500,000
Time-based restricted stock units subject to vesting	80,000	—
Series A Preferred Stock	18,616,250	19,262,500
Series B Preferred Stock	6,868,000	—
	49,114,964	37,527,626

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.4 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. Contributions under the plan were approximately $0.9 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

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

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib in patients living with Advanced Systemic Mastocytosis (“AdvSM”), Non-Advanced Systemic Mastocytosis (“Non-AdvSM”) and GIST. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in FGFR2, ErbB2 and PI3Kα.

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

From the data collected in Part 1 of SUMMIT and in accordance with FDA guidelines, we have developed a novel patient reported outcomes measure (“PROM”) called Mastocytosis Symptom Severity Daily Diary (“MS2D2”). Based on literature review, patient and physician interviews, and data from SUMMIT Part 1, we believe our MS2D2 is a reliable, valid and fit-for-purpose PROM. The MS2D2 Total Symptom Score (“TSS”) is comprised of 11 items, and scored on a 0-110 scale. We expect that a comparison of week 24 mean absolute change from baseline in MS2D2 TSS between bezuclastinib and placebo will serve as the measurement of the primary endpoint of the SUMMIT Part 2 study. In June 2024, we announced a positive discussion with the FDA and that we reached alignment with the FDA on the use of MS2D2 in Part 2 of SUMMIT. We remain on-track to complete enrollment in SUMMIT Part 2 in the second quarter of 2025, with top-line results expected by the end of 2025.

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

In June 2024, we presented additional data from SUMMIT Part 1 at the 2024 European Hematology Association (“EHA”) Congress. As of the cutoff date, December 18, 2023, patients in Part 1 treated at the recommended dose of 100 mg bezuclastinib demonstrated >90% reductions across all markers of mast cell burden. Additional data also show meaningful reduction in symptom severity and objective measures of disease, including a substantial reduction in mast cell reactions (>50%) and patients’ most severe symptoms as measured by MS2D2, clinically meaningful reduction in all individual MS2D2 TSS symptoms and across domains, as well as additional symptoms including dizziness, diarrhea severity, and brain fog, and clinically meaningful improvement in skin symptoms as well as objective reduction in skin lesions. Consistent with results previously reported, as of the December 18, 2023 cutoff date, the RP2D demonstrates a favorable safety and tolerability profile. There were no bleeding or cognitive impairment adverse events reported and no SAEs reported.

APEX (AdvSM)

APEX is our global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In June 2022, we reported positive interim clinical data from Part 1 of the APEX trial at the 2022 EHA Congress, and we presented updated positive clinical data from Part 1 in an oral presentation at the American Society of Hematology (“ASH”) Annual Meeting in December 2022. In April 2023, we initiated the registration-directed Part 2 of the APEX trial at 150 mg daily dose of bezuclastinib. We are on-track to complete enrollment in the APEX study by the end of 2024, with top-line results expected by mid-2025.

In December 2023, at the 2023 ASH meeting, we reported additional positive clinical data from Part 1 of the APEX trial. As of the data cutoff date of September 25, 2023, 32 patients had been treated in Part 1 at one of four dose levels of the original formulation (50 mg BID, 100 mg BID, 200 mg BID or 400 mg QD). Patients were enrolled with the following sub-types: seven patients with ASM, 23 patients with SM-AHN, and two patients with MCL. As of the cut-off date of September 25, 2023, 32 patients enrolled were evaluated for signs of clinical activity and 27 patients were evaluable for response per the modified IWG-MRT-ECNM criteria. An objective response rate ("ORR") of 52% (including complete remission (“CR”), CR with partial hematologic remission (“CRh”), partial remission (“PR”)) was achieved, including a 56% ORR for TKI-treatment-naïve patients. An ORR of 75% was achieved by pure pathological response (“PPR”) criteria, including an ORR of 86% for TKI-treatment-naïve patients. All patients receiving the 100mg BID achieved PR or better and remain on trial with 3 patients at ≥ 30 cycles of treatment. The 150mg QD dose of our optimized formulation selected for APEX Part 2 is expected to deliver patient exposures consistent with the 100mg BID dose of the original formulation used in Part 1. An additional APEX cohort was also initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with SM with an associated hematologic neoplasm.

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

PEAK (GIST)

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA and EMA have granted orphan drug designation to bezuclastinib for the treatment of GIST. PEAK is on track to complete enrollment in the third quarter of 2024, with top-line results expected by the end of 2025.

In June 2024, we presented updated positive clinical data from the lead-in portion of PEAK Part 1 at the 2024 American Society of Clinical Oncology (“ASCO”) meeting. As of the cutoff date, April 1, 2024, the 42 patients in Part 1 have been on study for a median of 15.3 months. The median progression-free survival (“mPFS”) during treatment with bezuclastinib and sunitinib was 10.2 months in all of these heavily pre-treated GIST patients. In a subset of second-line GIST patients with only prior imatinib, which most closely resembles patients currently enrolling in the Phase 3 registration-enabling PEAK study, the data demonstrate a mPFS of 19.4 months. In addition, the objective response rate (“ORR”) in all patients treated with bezuclastinib and sunitinib was 27.5% and in the subset of second-line patients the ORR was 33.3%, per investigator assessment. Combination treatment resulted in a disease control rate of 80% in all patients and 100% in second-line patients with prior imatinib only. As of the data cutoff, the combination of bezuclastinib and sunitinib does not appear to add to the severity of adverse events known to be associated with sunitinib monotherapy and is well-tolerated. The majority of treatment-emergent adverse events (“TEAEs”) were low-grade and reversible and discontinuations due to TEAEs remain limited.

In May 2024, we also announced the initiation of a new advanced Phase 2 clinical trial of bezuclastinib plus sunitinib in later line GIST patients that is being sponsored by the Sarcoma Alliance for Research through Collaboration and in collaboration with The Life Raft Group and Dana-Farber Cancer Institute. The open label, single arm Phase 2 trial is designed to evaluate the mPFS as well as the safety and tolerability of bezuclastinib plus sunitinib in 40 patients with GIST who have previously progressed on sunitinib. This trial is focused on later line patients that are not eligible for PEAK and have limited treatment options.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the Peak study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of June 30, 2024, no other milestone payments have been made. Patents protecting bezuclastinib include composition of matter claims which have been issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we filed a patent application in 2023 seeking to protect our optimized formulation of bezuclastinib that is currently being used in all three of our on-going clinical trials, which could potentially provide exclusivity through at least 2043.

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

FGFR

In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome, as well as a panel of ion channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations. We have selected our FGFR2 clinical candidate, CGT4859. IND-enabling studies are on-going, and we expect to initiate a clinical trial by the end of 2024.

ErbB2

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in November 2023 at the San Antonio Breast Cancer Symposium (“SABCS”) and at AACR in April 2024. The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with greater than 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of pErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. These advances continue to highlight a favorable profile for optimal clinical efficacy. We selected our ErbB2 clinical candidate and initiated IND-enabling studies in mid-2024.

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

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $117.3 million for the six months ended June 30, 2024 compared to net losses of $82.7 million for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $720.9 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $389.9 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$54,294	$38,871	$15,423
General and administrative	10,093	8,214	1,879
Total operating expenses	64,387	47,085	17,302
Loss from operations	(64,387)	(47,085)	(17,302)
Other income:
Interest income	5,393	2,741	2,652
Other income, net	44	268	(224)
Total other income, net	5,437	3,009	2,428
Net loss	$(58,950)	$(44,076)	$(14,874)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$28,765	$17,532	$11,233
Preclinical research and discovery	5,562	5,055	507
Unallocated expenses:
Personnel related (including stock-based compensation)	15,881	12,556	3,325
Laboratory supplies, facility related and other	4,086	3,728	358
Total research and development expenses	$54,294	$38,871	$15,423

Total research and development expense increased by $15.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the accelerated enrollment of the SUMMIT and PEAK trials and ongoing cost of the APEX trial, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $1.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $10.1 million, compared to $8.2 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $1.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Interest Income

Interest income for the three months ended June 30, 2024 was $5.4 million, compared to $2.7 million for the three months ended June 30, 2023. The increase is due to higher average interest rates and invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net for the three months ended June 30, 2024 was $0.1 million, compared to $0.3 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, other income represented miscellaneous income while for the three months ended June 30, 2023, other income primarily represented sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space. The decrease in other income, net is driven by the expiration of our former corporate headquarters lease and associated sublease in April 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$106,999	$74,909	$32,090
General and administrative	19,792	15,413	4,379
Total operating expenses	126,791	90,322	36,469
Loss from operations	(126,791)	(90,322)	(36,469)
Other income:
Interest income	9,450	5,009	4,441
Other income, net	43	950	(907)
Change in fair value of CVR liability	—	1,700	(1,700)
Total other income, net	9,493	7,659	1,834
Net loss	$(117,298)	$(82,663)	$(34,635)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	56,057	33,311	22,746
Preclinical research and discovery	12,082	9,336	2,746
Unallocated expenses:
Personnel related (including stock-based compensation)	31,199	24,629	6,570
Laboratory supplies, facility related and other	7,661	7,633	28
Total research and development expenses	$106,999	$74,909	$32,090

Total research and development expense increased by $32.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by higher external research and development costs associated with the manufacture and development of bezuclastinib, including costs associated with the APEX, SUMMIT and PEAK trials, and the continued development of our research pipeline. Additionally, there was an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $2.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were $19.8 million, compared to $15.4 million for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to higher personnel costs driven by an increase in headcount, including stock-based compensation expense which increased by $3.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest Income

Interest income for the six months ended June 30, 2024 was $9.5 million, compared to $5.0 million for the six months ended June 30, 2023. The increase is due to higher average invested balances in cash equivalents and marketable securities.

Other Income, Net

Other income, net for the six months ended June 30, 2024 was $0.1 million, compared to $1.0 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, other income represented miscellaneous income while for the six months ended June 30, 2023, other income primarily represented sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space. The decrease in other income, net is driven by the expiration of our former corporate headquarters lease and associated sublease in April 2023.

Change in Fair Value of the CVR liability

The change in fair value of CVR liability for the six months ended June 30, 2024 was nil, compared to $1.7 million for the six months ended June 30, 2023. We recorded a decrease in fair value of the liability of $1.7 million in the first quarter of 2023, reducing the liability to zero as the probability of additional CVR payments occurring prior to the expiration of CVR term was remote. The CVRs expired on August 6, 2023 and no further payments will be made to CVR holders.

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

Additionally, on May 6, 2022, pursuant to the Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of June 30, 2024, no shares have been sold under the Sales Agreement.

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

On February 10, 2023, we filed a Form S-3ASR with the SEC (“2023 Shelf Registration”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

On June 10, 2024, following the approval by our stockholders of an increase to the authorized shares of common stock at our 2024 annual meeting, each share of Series B Preferred Stock automatically converted into 1,000 shares of common stock, subject to certain beneficial ownership limitations. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 6,868 shares of Series B Preferred Stock remain outstanding as of June 30, 2024.

As of June 30, 2024, we have 135,433,534 shares outstanding on an as-converted basis, which consists of (i) 109,343,224 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 74,465 shares of Series A Preferred Stock that are convertible into 18,616,250 shares of common stock and (iv) 6,868 shares of Series B Preferred Stock that are convertible into 6,868,000 shares of common stock.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $389.9 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(95,230)	$(71,583)
Net cash used in investing activities	(83,581)	(17,777)
Net cash provided by financing activities	213,801	162,536
Net increase in cash, cash equivalents and restricted cash	$34,990	$73,176

Operating Activities

During the six months ended June 30, 2024, operating activities used $95.2 million of cash, primarily resulting from our net loss of $117.3 million and net cash used in changes in our operating assets and liabilities of $0.7 million, partially offset by net noncash charges of $22.7 million. Changes in our operating assets and liabilities for the six months ended June 30, 2024 consisted primarily of a $1.7 million increase in prepaid expenses and other current assets, and a $0.7 million decrease in the operating lease liability, partially offset by a $1.7 million increase in accounts payable and accrued expenses and other current liabilities.

During the six months ended June 30, 2023, operating activities used $71.6 million of cash, primarily resulting from our net loss of $82.7 million and net cash used in changes in our operating assets and liabilities of $0.4 million, partially offset by net noncash charges of $11.5 million. Changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $0.7 million increase in prepaid expenses and other current assets, and a $0.3 million decrease in the operating lease liability, partially offset by a $0.6 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $83.6 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

During the six months ended June 30, 2023, net cash used in investing activities was $17.8 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $213.8 million, which consisted of $213.3 million in proceeds from the issuance of common stock and Series B Preferred Stock in the Private Placement, net of paid offering costs and proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $389.9 million as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027 and through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended June 30, 2024, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.1

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Cogent Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on June 5, 2024)

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

COGENT BIOSCIENCES, INC.

Date: August 6, 2024	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)