Form 10-K
period 2024-12-31
Cogent Biosciences, Inc.
filed 2025-02-25
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $869.3 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of February 21, 2025, there were 113,850,090 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

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

•
regulatory developments in the United States and foreign countries, including pharmaceutical and biological product marketing regulation;
•
the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, banking institution instability, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and the prospect of a shutdown of the U.S. federal government;
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

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST. We also have an ongoing Phase 1 study of our novel internally developed FGFR2 inhibitor, CGT4859. In addition, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα and KRAS.

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

Our Strategy

Our vision is to discover, develop, and commercialize best-in-class therapies that have a meaningful impact for patients with genetically defined diseases. The principal components of our strategy include:

•
Explore the clinical utility of bezuclastinib in patients with Non-AdvSM;
•
Explore the clinical utility of bezuclastinib in patients with AdvSM;
•
Explore the clinical utility of bezuclastinib in combination with sunitinib as a second-line treatment for patients with GIST;
•
Prepare to commercialize bezuclastinib should any or all of our active clinical trials demonstrate clinical benefit for patients with high unmet medical need;
•
Explore the clinical utility of CGT4859, a reversible, selective FGFR2 inhibitor in patients with documented FGFR mutations, including advanced cholangiocarcinoma;
•
Advance our ErbB2, PI3Kα and KRAS preclinical programs, as well as our other undisclosed preclinical programs; and
•
Discover and develop additional precision medicines for patients with genetically defined diseases.

Our Pipeline

Bezuclastinib Overview

Bezuclastinib is designed to target mutations within the KIT receptor tyrosine kinase, including KIT D816V. As a Type I inhibitor, bezuclastinib is designed to selectively bind the active conformation of mutant KIT. In preclinical studies, bezuclastinib has demonstrated comparable potency relative to other FDA-approved KIT mutant inhibitors, and clear selectivity for KIT mutations versus other kinase targets frequently associated with other KIT inhibitors including, but not limited to PDGFRα, PDGFRβ, VEGFR2, FLT3, CSF1R and KDR. In preclinical studies of bezuclastinib, limited blood-brain-barrier penetration was observed, and there have been no clinically significant CNS toxicities identified. This preclinical profile of selectivity against kinases that have been associated with off-target toxicities and limited blood-brain-barrier penetration differentiate bezuclastinib from other KIT mutant inhibitors, and support the potential for a best-in-class clinical profile. The figures below provide a summary of potency and selectivity preclinical data.

Figure 1. Potent Inhibitor of KIT Activation Loop Mutants, Including D816V (Source: AACR 2022)

Figure 2. Selectivity Against Related Kinases (Source: AACR 2022)

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

We expect to report top-line results from our SUMMIT trial in July 2025 and from our APEX trial in the second half of 2025, and we plan to submit the first bezuclastinib New Drug Application (“NDA”) by the end of 2025 for patients with SM.

In the first quarter of 2025, we expect to initiate an expanded access program in the United States for SM patients to receive investigational bezuclastinib after meeting certain eligibility criteria.

SUMMIT (Non-AdvSM)

SUMMIT is our registration-directed randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Non-AdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. Based on the performance of bezuclastinib’s optimized formulation in the PEAK lead-in trial, as well as in a healthy normal volunteer study, the SUMMIT trial protocol was amended to allow for the optimized formulation to be introduced during the Phase 1b dose optimization phase. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. SUMMIT Part 2 completed enrollment in the fourth quarter of 2024, including over enrollment at 179 patients. We expect to report top-line results in July 2025.

Figure 4. SUMMIT study design graphic

From the data collected in Part 1 of SUMMIT and in accordance with FDA guidelines, we have developed a novel patient reported outcomes measure (“PROM”) called Mastocytosis Symptom Severity Daily Diary (“MS2D2”). Based on literature review, patient and physician interviews, data from SUMMIT Part 1 and our interactions with the FDA, we believe our MS2D2 is a reliable, valid and fit-for-purpose PROM. The MS2D2 Total Symptom Score (“TSS”) is comprised of 11 items, and scored on a 0-110 scale. The primary endpoint of SUMMIT Part 2 is a comparison of week 24 mean absolute change from baseline in MS2D2 TSS between bezuclastinib and placebo. In June 2024, we announced a positive discussion with the FDA and that we reached alignment with the FDA on the use of MS2D2 in Part 2 of SUMMIT.

Figure 5. Mastocytosis Symptom Severity Daily Diary (“MS2D2”) Total Symptom Score

In February 2024, we presented data from SUMMIT Part 1b at the 2024 American Academy of Allergy, Asthma and Immunology. Thirty-four patients were enrolled in Part 1b and were treated with either bezuclastinib or placebo plus best supportive care. These patients were evaluated for signs of clinical activity over 12 weeks, including well-accepted biomarkers of disease burden. Based on the totality of the results from SUMMIT Part 1, the data support 100 mg QD as the optimal dose of bezuclastinib in Part 2 of SUMMIT for patients with Non-AdvSM. After the initial 12-week period, all patients were given the opportunity to receive bezuclastinib in the SUMMIT Open Label Extension (“OLE”). In December 2024 at the 2024 American Society of Hematology (“ASH”) Annual Meeting, we presented updated data on the 27 patients who were randomized in either Part 1 or the OLE to receive the 100 mg QD dose.

At the 100 mg QD dose and as of the cut-off date of August 29, 2024, 89% of patients had >50% decrease in serum tryptase by four weeks of treatment with bezuclastinib and 95% of patients with elevated baseline tryptase achieved serum tryptase levels <20 ng/ml by week 24. Additionally, 84% of patients with baseline serum tryptase >11.4ng/ml achieved <11.4ng/mL by week 24.

Figure 6. Mean Percent Change from Baseline in Serum Tryptase in Pooleda Patients Receiving 100mg Bezuclastinib

a Includes all patients who received bezuclastinib 100mg QD during Part 1 or OLE. Change from baseline is taken during 24 weeks of active therapy. bn=24, 25, or 26 at some timepoints 26 D

After 24 weeks of active treatment, the 27 patients randomized to receive 100 mg QD were evaluated for signs of clinical activity using multiple PRO measures, including the Mastocytosis Symptom Severity Daily Diary (“MS2D2”) and the Mastocytosis Quality-of-Life (“MC-QoL”) scale. These patients reported at 56% mean improvement in TSS from baseline.

Figure 7. Mean Percent Change from Baseline in MS2D2 Total Symptom Score Over Time in Pooleda Patients Receiving 100mg Bezuclastinib

a Includes all patients who received bezuclastinib 100mg QD during Part 1 or OLE. Change from baseline is taken during 24 weeks of active therapy. bn=24, 25, or 26 at some timepoints 26 D

Additionally, 76% of patients demonstrated >50% reduction from baseline in MS2D2 TSS with 88% of patients exceeding 30% reduction from baseline after 24 weeks. At 24 weeks of treatment 31% of patients have already reduced or discontinued best supportive care medications.

Figure 8. Percent Change from Baseline in MS2D2 Total Symptom Score after 24 Weeks Active Treatment in Individual Patients Receiving 100mg Bezuclastinib

These same patients saw a 49% mean improvement in MC-QOL Total Score at 24 weeks.

Figure 9. Mean Total Score in MC-QoL, a Quality-of-Life Measurea, in Pooledb Patients Receiving 100mg Bezuclastinib

a MC-QoL is a disease-specific HRQoL questionnaire with 27 items in 4 domains. Total score is linearly transformed to a 0-100 scale

b Includes patients who received bezuclastinib 100mg QD through 24 weeks of active treatment.

c N=23-25 depending on timepoint.

As of the data cutoff, August 29, 2024, the median duration of bezuclastinib treatment was 56 weeks for patients in the active arm and 40 weeks for placebo patients who crossed over to the OLE. The majority of treatment emergent adverse events were low grade and reversible with no treatment-related bleeding or cognitive impairment events reported. The most common treatment-emergent adverse events were hair color changes and transaminase elevations. All patients experiencing elevated transaminases were asymptomatic and reversible: five patients resolved without any dose modifications and remained on study; two patients resolved with dose reduction and remained on study, one of whom re-escalated to the original dose; and two patients resolved following discontinuation. All of the safety data were previously reported at ASH 2024. There were no other discontinuations due to adverse events.

Figure 10. All Cause Treatment-Emergent Adverse Events (TEAE) ≥ 15%

APEX (AdvSM)

APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In April 2023, we initiated Part 2 of the APEX trial using the optimized formulation of bezuclastinib at 150 mg daily dose. An additional APEX cohort was initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with SM-AHN. We completed enrollment in APEX Part 2 in the first quarter of 2025 with 58 patients and expect to present top-line results in the second half of 2025.

PART 2
OPTIMIZED Formulation

PART 1: DOSE OPTIMIZATION
ORIGINAL FORMULATION

STAGE 1
DOSE CONFIRMATION

- 150mg QD
- 300 mg QD

Selected Exposure/Dose: 150mg QD

STAGE 2
EXPANSION

58 patients with measurable C-findings per mIWG-MRT-ECNM

PART 2: ADDITIONAL COHORTS

- ~15 patients without measurable C-findings per mIWG-MRT-ECNM
- ~20 high-risk AHN patients w/concurrent azacitidine or hydroxyurea

Key Eligibility Criteria

- ASM, SM-AHN, or MCL per WHO Classification
- Confirmed measurable disease per mIWG-MRT-ECNM
- No restrictions on prior therapy
- Platelet count ≥50 x 10^9/L

Key Primary Endpoints

- **Part 1:** AEs/SAEs, laboratory changes, PK, biomarkers, ORR (confirmed CR, CRh, PR and CI) per mIWG-MRT-ECNM and assessed by Central Response Review Committee (CRRC)
- **Part 2:** ORR per mIWG-MRT-ECNM and assessed by CRRC

Key Secondary and Exploratory Endpoints

- Safety/Tolerability: Incidence of AEs leading to dose modification, changes in Patient Reported Outcomes (PROs)
- Efficacy: DOR, TTR, PFS, OS, pure pathologic response (PPR)
- PK/PD: plasma concentration of bezuclastinib, serum tryptase, *KIT* D816V burden, BM mast cells

Figure 11. APEX study design graphic

In December 2024, at the 2024 ASH meeting, we reported updated positive clinical data from Part 1 of the APEX trial. Thirty-two patients were treated in Part 1 at one of four dose levels (50 mg BID, 100 mg BID, 200 mg BID or 400 mg QD). In 2024, we announced APEX Part 2 would be conducted at the optimized 150mg QD dose, which closely matches the exposure from 100 mg BID dose in APEX Part 1. Patients were enrolled with the following sub-types: seven patients with ASM, 23 patients with SM-AHN, and two patients with MCL.

As of the cutoff date of October 11, 2024, 32 patients enrolled were evaluated for signs of clinical activity, 27 of whom were mIWG-MRT-ECNM evaluable. An objective response rate (“ORR”) of 52% (including complete remission (“CR”), CR with partial hematologic remission (“CRh”), partial remission (“PR”), and clinical improvement (“CI”)) was achieved, including 61% ORR for TKI-treatment-naïve patients. An ORR of 88% was achieved by pure pathological response (“PPR”) criteria. The median time to achieve response was 2.2 months and median duration of response has not yet been reached. Median progression-free survival (“PFS”) was not yet reached at median follow-up of 20 months and the PFS rate at 24 months was 82%.

Figure 12. Part 1 Responses Observed by mIWG-MRT-ECNM and PPR Criteria (Source: ASH conference 2024)

Ω 5 patients without measurable C-finding at baseline were excluded for being non-evaluable per mIWG-MRT-ECNM criteria; one additional patient was excluded due to discontinuation prior to first dose (not dosed [ND]).

‡ SM-directed therapy with midostaurin only (n=4) or midostaurin and avapritinib (n=5)

† Primary endpoint of Apex study

As of October 11, 2024, 94% of patients achieved a ≥ 50% reduction in serum tryptase levels, with 100% of patients receiving at least two cycles of treatment achieving a ≥ 50% reduction and 66% of patients achieved a reduction of serum tryptase below 20 ng/ml. Additionally, 93% of KIT D9816V-positive patients achieved a ≥ 50% reduction in KIT D816V VAF and 100% of evaluable patients achieved ≥ 50% reduction in bone marrow mast cell burden, with 83% of patients achieving a complete clearance of mast cell aggregates.

Figure 13. Reductions in markers of mast cell burden (Source: ASH conference 2024)

As of the data cutoff date of October 11, 2024, bezuclastinib continues to demonstrate a differentiated safety and tolerability profile across doses. The majority of hematological adverse events were low grade and reversible. There have been no new treatment-related serious adverse events or discontinuations reported since the 2023 ASH annual meeting. Twelve patients required dose reduction, eight of whom were treated at a 400 mg daily dose.

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

The safety profile of bezuclastinib was clinically evaluated in approximately 50 GIST patients both as a single agent and as part of a combination therapy. Clinical data from this trial were published in the Journal of American Medical Association (“JAMA”) and were presented at several scientific conferences, including by us at the 2020 annual Connective Tissue Oncology Society (“CTOS”) meeting, and previously by Plexxikon at the 2018 annual American Society of Clinical Oncology (“ASCO”) meeting and the 2017 annual CTOS meeting. In November 2020, we presented final results from a Phase 1/2 trial testing the combination of bezuclastinib with sunitinib in 18 heavily pre-treated GIST patients at 2020 CTOS. In the subset of 15 patients who had not been previously treated with bezuclastinib as a single-agent, the estimated mPFS reached 12 months, the confirmed ORR was 20% and the clinical benefit rate (CR+PR+SD) was 80%, with 27% of patients remaining on therapy out 27-34 months. Importantly, there were no dose limiting toxicities in the three dose levels tested, and the most common Treatment Emergent Adverse Events that were grade 3 or higher included anemia (5 patients, 27.8%), hypophosphatemia (3 patients, 16.7%), diarrhea, fatigue, hypertension, and lymphopenia (each 2 patients, 11.1%).

PEAK (GIST)

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. Patient enrollment for the pivotal portion of the PEAK trial was completed in the third quarter of 2024. Based on strong global patient interest, a total of 413 patients were enrolled in the trial. In addition, we completed a pre-planned interim futility analysis, and the Independent Data Monitoring Committee (“IDMC”) recommended continuing the PEAK study without modification. This pre-specified analysis was based on an assessment of PFS as determined by independent central review and did not include the option for early stopping due to efficacy. Top-line results are expected by the end of 2025.

Figure 14. PEAK study design graphic

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

In June 2024, we presented updated positive clinical data from the lead-in portion of the PEAK trial at the 2024 annual ASCO meeting. As of the cutoff date, April 1, 2024, the 42 patients in Part 1 have been on study for a median of 15.3 months. The median progression-free survival (“mPFS”) on the combination of bezuclastinib and sunitinib was 10.2 months in all patients. In a subset of second-line GIST patients with only prior imatinib, a population that most closely resembles patients currently enrolling in the Phase 3 pivotal PEAK study, the data demonstrate a mPFS of 19.4 months. In addition, the ORR in all patients treated with bezuclastinib and sunitinib was 27.5% and in the subset of second-line patients the ORR was 33.3%, per investigator assessment. Combination treatment resulted in a disease control rate of 80% in all patients and 100% in second-line patients with prior imatinib only. As of the data cutoff, the combination of bezuclastinib and sunitinib does not appear to add to the severity of adverse events known to be associated with sunitinib monotherapy and is well-tolerated. The majority of treatment-emergent adverse events (“TEAEs”) were low-grade and reversible and discontinuations due to TEAEs remain limited.

Figure 15. PEAK ORR and Durability

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

In the first quarter of 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, intolerant to imatinib or received prior imatinib therapy for treatment that resulted in disease progression, and who meet other inclusion and exclusion criteria.

CGT4859

Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor (“FGFR”). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 EORTC-NCI-AACR International Symposium on Molecular Targets and Cancer Therapeutics (“EORTC-NCI-AACR”). Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome, as well as a panel of ion channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations. We are actively enrolling our Phase 1 study of CGT4859 in patients with FGFR2 mutations, including advanced cholangiocarcinoma. The trial will explore the safety, tolerability and clinical activity of escalating doses of CGT4859 with a goal of selecting an active and well tolerated dose for further clinical investigation.

Research Programs

The Cogent Research Team, based in Boulder, Colorado, is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. For ErbB2, PI3K and KRAS we see opportunities to provide a more robust molecular response compared to existing therapies.

ErbB2

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in December 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with greater than 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of ErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. In addition, at the 2024 SABCS meeting, CGT4255 demonstrated robust efficacy in combination with T-DXd in an NCI-N87-luc Intracranial Her2+ Model, highlighting the ability to treat challenging intercranial tumors. These advances continue to highlight a favorable profile for optimal clinical efficacy. We selected our ErbB2 clinical candidate in 2024 and plan to submit an IND application in 2025.

PI3Kα

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage for the H1047R mutation, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting in October 2024 as well as the December 2024 SABCS, which highlighted that CGT6297 is an allosteric inhibitor of PI3K, was well-tolerated in the tumor growth inhibition efficacy models and has been profiled based on its selectivity for H1047R over WT PI3K. CGT6297 demonstrated low nM potency in H1047R mutant PI3K cell lines, differentiated dose ascending PK in mice with high bioavailability and low clearance. CGT6297 also showed >95% inhibition of pAKT in a H1047R PD model, without increases in insulin or C-peptide. Its efficacy profile was superior to a clinically-relevant dose of Alpelisib in the NCI H1048 mouse tumor growth inhibition model. CGT6297 has been selected as our clinical candidate for the PI3K 1047 mutation focused project. IND-enabling studies have been initiated and we expect to submit an IND application in 2025.

KRAS

Our research team is also developing a potent and selective KRAS inhibitor. Mutations in KRAS are among the most prevalent mutations found in cancer, occurring most often in colorectal cancer, non-small cell lung cancer and pancreatic cancer. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting and highlighted our internally-developed pan KRAS(ON) inhibitor with selectivity over HRAS and NRAS and picomolar (pM) activity across KRAS mutations without the potential liabilities of molecules in the class. Following oral administration, CGT6737 demonstrated robust PK/PD and tumor growth inhibition with 90% PD inhibition in mouse xenograft models. Lead optimization of CGT6737 is ongoing.

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

Bezuclastinib

With the acquisition of Kiq Bio LLC (formerly Kiq LLC) (“Kiq”) on July 6, 2020, we obtained an exclusive, sublicensable, worldwide license to patents and applications owned by Plexxikon pursuant to a license agreement between Plexxikon and Kiq (the “License Agreement”). The licensed patents and applications under the License Agreement cover bezuclastinib, its therapeutic uses, and methods of making bezuclastinib and intermediates. These patents and applications include issued patents in multiple territories, including, but not limited to, Australia, Brazil, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. The pending applications also include patent applications pending in Australia, Brazil, Canada, China, Egypt, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, Philippines, Singapore, South Africa, and the United States. The issued U.S. patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033 and 2034, and the issued foreign patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033, without consideration of potential patent term extensions. Patent applications covering methods of making bezuclastinib and intermediates could potentially provide exclusivity through at least 2041. In 2023, we filed US and international patent applications seeking to protect our optimized formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043. We may seek to obtain rights under additional patent applications relating to bezuclastinib and its use to treat SM and GIST in the United States and in other countries as we proceed with this development program.

FGFR2

We own two patent families directed to inhibitors of FGFR2 mutations. A first patent family covers compositions of matter of certain inhibitors of FGFR2 and methods of use. As of December 31, 2024, this patent family has one pending US application and one pending international application. Any patents issuing from or claiming priority to these applications would be expected to expire in 2044 without consideration of potential patent term extensions. A second patent family covers compositions of matter of certain inhibitors of FGFR2 mutations and methods of use. As of December 31, 2024, this patent family has one pending US application and one pending international application. Any patents issuing from or claiming priority to these applications would be expected to expire in 2044 without consideration of potential patent term extensions.

ErbB2

We own one patent family directed to inhibitors of ErbB2 mutations. This patent family covers compositions of matter of certain inhibitors of ErbB2 mutations and methods of use. As of December 31, 2024, this patent family has one pending US application and one pending international application. Any patents issuing from or claiming priority to these applications would be expected to expire in 2044 without consideration of potential patent term extensions.

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

Moreover, we may be subject to claims challenging the inventorship or ownership of our or our licensors’ patents and other intellectual property. Disputes regarding ownership or inventorship of our or our licensors’ patents or other intellectual property can arise in various contexts, including collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we are unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

For more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

Licenses and Third-Party Research Collaborations

License Agreement with Plexxikon Inc.

In July 2020, we obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize bezuclastinib. Under the terms of the License Agreement, we are required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2024, no other milestone payments have been made or are considered probable of occurring, however, $5.0 million may become payable in the next twelve months as a result of future regulatory filings.

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

In SM, the only approved drugs for the treatment of AdvSM are Blueprint Medicines Corporation’s (“Blueprint”) avapritinib and Novartis AG’s midostaurin. Additionally, Novartis AG’s imatinib is approved for AdvSM patients without the KIT D816V mutation or mutational status unknown. Blueprint’s avapritinib has also been approved for the treatment of Non-AdvSM. We may also face competition from other drug candidates in preclinical or clinical development for SM.

In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression, followed by fourth-line ripretinib for patients who have received three or more prior kinase inhibitors. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRα exon 18 mutation, including PDGFRA D842V mutations only. We may face competition from other drug candidates in preclinical or clinical development including, Deciphera Pharmaceuticals, LLC., a member of Ono Pharmaceuticals, Co. Ltd, Taiho Pharmaceutical Co. Ltd, and GSK plc.

In cholangiocarcinoma (“CC”), the only approved drugs for the treatment of FGFR related CC are Incyte’s Pemigatinib, and Taiho Pharma’s Futibatinib. We may face competition from other drug candidates in preclinical or clinical development including, Elevar Therapeutics Inc., Tyra Biosciences Inc., Abbisko Therapeutics Co., Ltd., TransThera Sciences (Nanjing), Inc., HutchMed (China) Limited and Amgen Inc.

Manufacturing and Supply

We do not own or operate, and have no current plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for future commercial supply of any drugs that we may commercialize. To date, we have obtained API and drug product from third-party manufacturers for bezuclastinib and our other drug candidates to support preclinical and clinical testing. We obtain our supplies from these manufacturers on a purchase-order basis and do not have any long-term supply arrangements. We do not currently have a validated manufacturing process in place for any product candidate which would be required to support commercialization of any of our drug candidates, if approved.

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

An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:

•
completion of preclinical laboratory tests, which may include animal and in vitro studies, and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
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
•
preparation and submission to the FDA of an NDA;
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

Under certain circumstances, the FDA will waive the application fee for the first human drug application that a small business, defined as a company with less than 500 employees, including employees of affiliates, submits for review. An affiliate is defined as a business entity that has a relationship with a second business entity if one business entity controls, or has the power to control, the other business entity, or a third-party controls, or has the power to control, both entities. In addition, an application to market a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a disease or condition that affects fewer than 200,000 individuals in the United States, or for which there is no reasonable expectation that U.S. sales will be sufficient to recoup the development and production costs.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the drug product previously approved under an NDA, known as the reference listed drug (“RLD”), and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (discussed further below), in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

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

U.S. Data Privacy and Security Laws

There are numerous U.S. federal, state, and local laws and regulations, as well as foreign legislation, in particular in the EU and UK, which regulate personal information, including health-related information and how that information may be used, processed, and disclosed. These regulations also cover sensitive and confidential personal information, including medical and health information, and impose requirements on entities that handle such information to implement certain privacy and security measures. We and/or our partners may be subject to these laws.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners.

For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and their respective implementing regulations imposes data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, certain state laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

The UK’s Medicines and Healthcare products Regulatory Agency conducted a comprehensive consultation in 2021 on proposals to develop a new UK regime for medical devices in the UK. The proposals include more closely aligning definitions for medical devices and in vitro medical devices with internationally recognized definitions and changing the classification of medical devices according to levels or risk. The proposals are intended to improve patient and public safety and increase the appeal of the UK market. Core aspects of the new regime are planned to come into force on July 1, 2025, with strengthened post-market surveillance proposals to be introduced in advance of such date.

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

A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the Clinical Trials Information System or “CTIS”). One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. Member States will work in CTIS immediately after the system has gone live. For one year, until January 31, 2023, clinical trial sponsors can still choose whether to submit an initial clinical trial application in line with the current system (Clinical Trials Directive) or via CTIS. Since January 31, 2023, submission of initial CTA via CTIS is mandatory and CTIS serves as the single-entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the current Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.

Under both the current regime and the new CTR, national laws, regulations, and the applicable Good Clinical Practice (“GCP”) and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP and the ethical principles that have their origin in the Declaration of Helsinki.

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

The centralized procedure provides for the grant of a single MA by the European Commission (EC) that is valid for all EU Member States and, after respective national implementing decisions, in the three additional EEA Member States (Iceland, Norway and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (“ATMP”) and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto- immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages, for example, a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. While the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have been taken since.

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and/or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. Innovative medicinal products, referred to as New Chemical Entities (“NCE”), approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant preclinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).

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

In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain, but a UK-wide orphan MA can only be considered in the absence of an active EU orphan designation. The MHRA will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases.

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

In the UK, the MHRA has published guidance on the procedures for UK Paediatric Investigation Plans (“PIPs”) which, where possible, mirror the submission format and requirements of the EU system. EU PIPs remain applicable for Northern Ireland and EU PIPs agreed by the EMA prior to January 1, 2021 have been adopted as UK PIPs.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation.

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

Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product candidates, if any, to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, pharmaceutical products launched in the European Union do not follow price structures of the United States and generally published and actual prices tend to be significantly lower. Publication of discounts by third-party payers or authorities and public tenders may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

The so-called health technology assessment (“HTA”), of pharmaceutical products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given pharmaceutical product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual pharmaceutical products as well as their potential implications for the healthcare system. Those elements of pharmaceutical products are compared with other treatment options available on the market. The outcome of HTA regarding specific pharmaceutical products will often influence the pricing and reimbursement status granted to pharmaceutical products by the regulatory authorities of individual EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in other countries with a developed HTA framework, when adopting decisions concerning the pricing and reimbursement of a specific pharmaceutical product.

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

European Data Privacy and Security Laws

The collection and use of personal health data and other personal data in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018 and related data protection laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as obtaining consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”) adopted by the European Commission. When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country to which the data is being transferred may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the transferred data to the EU standard of ‘essential equivalence’. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA, UK and Switzerland to the United States, the EU-U.S. Data Privacy Framework (DPF), UK Extension to the EU-U.S. DPF, and Swiss-U.S. DPF were developed by the U.S. Department of Commerce and the European Commission, UK Government, and Swiss Federal Administration respectively, to provide U.S. organizations with reliable mechanisms for the transfer of personal data from the EU, United Kingdom (UK), and Switzerland to the U.S., while ensuring data protection that is consistent with EU, UK, and Swiss law. With regard to the transfer of data from the EU to the United Kingdom (UK), personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.

Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the new EU CTR, EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR (as defined in section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (the DPA 2018)), the DPA 2018, and related data protection laws in the UK). Separate from the fines that can be imposed by the GDPR, the UK regime has the ability to fine up to the greater of £17.5 million or 4% of global turnover. Companies are subject to specific transfer rules under the UK regime which broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. Regarding transfers from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime.

With regard to the transfer of data from the UK to the U.S., the UK government has adopted an adequacy decision for the US, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the U.S. as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and its UK Extension.

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

In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices, some of which fall within the scope of the Bribery Act 2010. Due to the Bribery Act 2010’s far-reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed.

The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes, (iii) individuals, companies and partnerships that bribe foreign public officials and (iv) companies and partnerships that fail to prevent persons acting on their behalf from paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offence committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of ten years and in some cases both.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
cost-effective; and
•
neither experimental nor investigational.

Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The Inflation Reduction Act (“IRA”) provides the Centers for Medicaid & Medicare Services (“CMS”) with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal healthcare Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the CMS information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act;
•
the FDCA addresses, among other things, the design, production, labeling, promotion, manufacturing, and testing of drugs, biologics and medical devices, and prohibits such acts as the introduction into interstate commerce of adulterated or misbranded drugs or devices. The Public Health Service Act (“PHSA”) also prohibits the introduction into interstate commerce of unlicensed or mislabeled biological products;

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

Regulations in the UK and Other Markets

The UK formally left the EU on January 31, 2020 and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland. The EU and the UK agreed on a trade and cooperation agreement, which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP issued documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

The UK government has adopted the Medicines and Medical Devices Act 2021 (the “MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK.

The MMDA supplements the UK Medical Devices Regulations 2002 (the “Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the United Kingdom’s post-Brexit regulatory regime. Notably, the Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which has gained full application in all EU Member States since May 26, 2021 but is not applicable in the UK as “retained law”. Additionally, the MHRA launched a comprehensive consultation in 2021 with proposals to amend the regulatory framework for medical devices in the United Kingdom. The stated objectives of the proposals include expansion of the scope of the Regulations (for example, by expanding the in vitro diagnostic medical device definition to include software and other products, including products without an intended medical purpose but with similar functioning and risk profiles) and potentially through use of internationally recognized definitions (for example, by excluding products that contain viable biological substances and excluding food), remove trade barriers, further the availability of medical devices and improve the favorability of the UK market. The consultation period closed on November 25, 2021 and on June 26, 2022, the MHRA published a response to its consultation, which sets out the proposed new UK regulatory framework for medical devices and in vitro diagnostic medical devices. The proposals are intended to improve patient safety and public health through appropriate regulatory oversight, improve the traceability of medical devices, improve the regulation of the rules governing software and AI as medical devices and introduce alternative routes to market to ensure the UK aligns with any superior international best practices. Core aspects of the new framework are expected to apply from July 1, 2025 with appropriate transitional measures and the introduction of secondary legislation.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Additional Regulation

In addition to the foregoing, local, state, and federal laws regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling, and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.

Human Capital

As of December 31, 2024, we had 205 employees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in March 2014 under the name Unum Therapeutics Inc. On April 3, 2018, we completed our initial public offering of our common stock under the ticker “UMRX.” On October 2, 2020, we filed an amendment to our certificate of incorporation to change our name to Cogent Biosciences, Inc. The name change became effective on October 6, 2020. In connection with the name change, our common stock began trading under the ticker symbol “COGT.”

As of December 31, 2024, we had 135,552,039 shares outstanding on an as-converted basis, which consists of (i) 110,461,729 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 70,465 shares of Series A Preferred Stock that are convertible into 17,616,250 shares of common stock and (iv) 6,868 shares of Series B Preferred Stock that are convertible into 6,868,000 shares of common stock.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

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

The precise incidence and prevalence for GIST and SM are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with bezuclastinib, are based on estimates, which are inherently uncertain. The total addressable market opportunity for bezuclastinib, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our future approved drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. Further, collaborations involving our product candidates are subject to numerous technical, business, and legal risks. Collaborative relationships are generally complex and can give rise to disputes regarding the relative rights, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful.

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

We plan to seek regulatory approval of our product candidates outside of the United States (either ourselves or through a partner) and, accordingly, we expect that we or any future partner will be subject to additional risks and regulatory requirements related to operating in foreign countries if we or they obtain the necessary approvals. Risks associated with any international operations may materially adversely affect our ability to attain or maintain profitable operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products.

Information obtained from expanded access studies may not reliably predict the efficacy of our future product candidates in company-sponsored clinical trials and may lead to adverse events that could limit approval.

We are initiating expanded access programs in the United States for patients with SM and GIST to receive investigational bezuclastinib after meeting certain eligibility criteria. These programs are uncontrolled, carried out by individual physicians and not typically conducted in strict compliance with GCPs, all of which can lead to a treatment effect that may differ from that in placebo-controlled trials. These programs provide only anecdotal evidence of efficacy and contain no control or comparator group for reference. This patient data is not designed to be aggregated or reported as study results. Moreover, expanded access programs provide supportive safety information for regulatory review, and many of the patients in our programs will have life-threatening illnesses where the risk for serious adverse events is high. If serious adverse events in these programs are determined to be bezuclastinib-related, they could have a negative impact on the safety profile of bezuclastinib, which could cause significant delays or an inability to successfully obtain regulatory approval with labeling that we consider desirable, if at all.

In addition, our supply capabilities may limit the number of patients who are able to enroll in the programs, which could prompt adverse publicity or other disruptions related to current or potential participants in these programs.

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

We also rely on third-party vendors and collaborators to support our research and discovery efforts and to help expand our drug candidate pipeline, including certain third parties located in China, and we expect to continue to use such third parties. A natural disaster, epidemic or pandemic disease outbreaks, trade war, political unrest or other local events could disrupt the business or operations of these third parties and thus negatively impact our research and discovery capabilities and timelines.

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

Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.

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

Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.

Any marketing activities associated with our product candidates, if approved for commercialization, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical and biological products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. Similarly, many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor. In addition, government authorities may also seek to hold us responsible for any failure of our commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our product candidates, if approved for commercialization, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our product candidates from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us.

Risks Related to Our Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. While we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is challenging and the outcome is unpredictable. In addition, courts outside of the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Currently, we have patents issued from our in-licensed portfolio under our license agreement with Plexxikon. in multiple territories, including but not limited to, Australia, Brazil, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. We also have in-licensed patent applications pending in Australia, Brazil, Canada, China, Egypt, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, Philippines, Singapore, South Africa, and the United States. In addition, we have our own US and international patent applications. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. There is no guarantee that patent applications will provide meaningful protection or result in patents being issued and granted.

In addition, patent grant standards by the U.S. Patent and Trademark Office (the “USPTO”) and its foreign counterparts are not always uniform or predictable, and subject to change. For example, the America Invents Act enacted a number of changes to U.S. patent laws, which may prevent us from adequately protecting our or our licensors’ inventions and discoveries, including our ability to seek injunctive relief, pursue infringement claims, and obtain substantial damage awards. An example of a major provision of the America Invents Act is the change in the U.S. patent policy from a first-to-invent to a first-to-file practice. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our or our licensors’ patents, if issued, may afford us or whether patents will be issues. Foreign counterparts to this law are also not uniform, and there is no worldwide policy governing the subject matter and scope of claims granted in a pharmaceutical or biotechnology patent. Uncertainty arising from changing laws can impact our ability to protect our or our licensors’ patents and other proprietary rights.

Third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our or our licensors’ patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. An adverse result in any litigation or defense proceedings could put one or more of our or our licensors’ patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our or our licensors’ patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such proceedings could result in revocation or amendment to our or our licensors’ patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Patent terms may be inadequate to protect our competitive position on our product candidates and any future products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The patent term of a U.S. patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent having an earlier expiration date.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension, or PTE, of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of enforceable patent term due to the lengthy regulatory approval process. A PTE grant cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product approval. Further, PTE may only be applied once per product, and only with respect to an approved indication—in other words, only one patent (for example, covering the product itself, an approved use of said product, or a method of manufacturing said product) can be extended by PTE. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. We anticipate applying for PTE in the United States. Similar extensions may be available in other countries where we are prosecuting patents and we likewise anticipate applying for such extensions.

The granting of such patent term extensions is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents, failure to exercise due diligence during the testing phase or regulatory review process or any other failure to satisfy any of the numerous applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our or our licensors’ patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our or our licensors’ patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and future products.

As is the case with other biotechnology and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors’ ability to obtain new patents or to enforce our or our licensors’ existing patents and patents that we or our licensors might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our or our licensors’ patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

Further, a new court system recently became operational in the European Union. The Unified Patent Court, or UPC, began accepting patent cases on June 1, 2023. The UPC is a common patent court with jurisdiction over patent infringement and revocation proceedings effective for multiple member states of the European Union. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European Patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our or our licensors’ European patents. Patent owners have the option to opt-out their European Patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms.

We may not be able to seek or obtain patent protection throughout the world or enforce such patent protection once obtained.

We may not be able to pursue patent coverage of our product candidates in certain countries outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The breadth and strength of our or our licensors’ patents issued in foreign jurisdictions or regions may not be the same as the corresponding patents issued in the United States. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our or our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to certain territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to biotechnology and biopharmaceutical products. This difficulty with enforcing patents could make it difficult for us to stop the infringement of our or our licensors’ patents or marketing of competing products otherwise generally in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly, put our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our trademarks of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to our trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for our products in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Employee Matters and Managing Growth

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Technology Officer, our Chief Scientific Officer, our Chief Medical Officer, our Chief Commercial Officer and our Chief Legal Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

We have experienced significant growth and expect to continue to expand our company to support research, development and future commercial capabilities and may face challenges in managing our growth.

During the past two years we increased our headcount from 138 to 205 full time employees through the expansion of our research, development, manufacturing and G&A infrastructure. We need to continue to recruit, train and retain qualified personnel to support our growth and we may be unable to do so effectively.

We continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures to support the establishment and maintenance of effective disclosure and financial controls and corporate governance. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and these increase our legal and financial costs and make some activities more time-consuming and costly. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our development timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

There can be no assurance that the product candidates under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation. The commercial success of our products, if approved, will depend on many factors, including, but not limited to:

•
the availability of coverage and adequate and timely reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for our products;
•
patients’ ability and willingness to pay out-of-pocket for our products in the absence of coverage and/or adequate reimbursement from third-party payors;
•
patient demand for our products;
•
our ability to establish and enforce intellectual property rights in and to our products; and
•
our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company has experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. As of December 31, 2024, approximately $73.0 million and $1.5 million of federal and state net operating losses, respectively, were subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 1, 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. The Company has not performed a Section 382 analysis since December 2020.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.

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

Our executive officers, directors, and ≥ 5% stockholders beneficially owned approximately 55.9% of our outstanding common stock as of December 31, 2024. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of our directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interests of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We have developed and maintain processes designed to assess, identify, and manage cybersecurity risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. The scope of these processes includes risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by or maintained at third-party service providers. These processes are managed and monitored by a dedicated information technology team, which is led by our Vice President, IT, who reports to our Chief Technology Officer, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. We constantly monitor our information technology environment for abnormal behavior, conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors and other third-party service providers that have access to the personal information we collect, use, store, and transmit. We also conduct periodic employee trainings on cyber and information security, among other topics. We leverage standard industry tools from a software and hardware perspective and maintain a cybersecurity risk insurance policy.

We comply with the EU-U.S. DPF, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. DPF and have accordingly certified our adherence to the respective DPF principles to the U.S. Department of Commerce with regard to the processing of personal data received from the EU, UK and Switzerland respectively. This includes compliance with the information security requirements of the DPF that prescribe that organizations creating, maintaining, using or disseminating personal data must take reasonable and appropriate measures to protect it from loss, misuse and unauthorized access, disclosure, alteration and destruction, taking into due account the risks involved in the processing and the nature of the personal data.

In addition, we consult with outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on our risk environment. We have retained VeraSafe, LLC (“VeraSafe”) to help review and monitor our practices and processes related to personal data and compliance with applicable data protection laws. VeraSafe acts as our Data Protection Officer pursuant to the European Union and United Kingdom General Data Protection Regulation and has served in this capacity since May 2021.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Employee Matters and Managing Growth.”

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

Our Vice President, IT, who reports to the Chief Technology Officer, a member of the executive team, has over 20 years of experience managing information technology and cybersecurity matters. The Vice President, IT and the Chief Technology Officer, together with our senior leadership team, are responsible for assessing and managing cybersecurity risks and they work collaboratively across our company to implement policies and procedures designed to protect our information and systems from cybersecurity threats and to respond promptly to any material cybersecurity incidents in accordance with our incident response plans. A cross-functional team is responsible for responding to cybersecurity incidents.

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

Holders of Our Common Stock

As of February 21, 2025, there were approximately 4 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2019, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. The discussion below presents a discussion of our financial condition and results of operations for fiscal years 2024 and 2023. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024, for a discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 and comparison to the fiscal year ended December 31, 2022.

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST. We also have an ongoing Phase 1 study of our novel internally developed FGFR2 inhibitor. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα and KRAS.

The following is an illustration of the status of our current clinical and preclinical programs:

Our Pipeline

Bezuclastinib - SM

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

We expect to report top-line results from our SUMMIT trial in July 2025 and from our APEX trial in the second half of 2025, and we plan to submit the first bezuclastinib New Drug Application (“NDA”) by the end of 2025 for patients with SM.

In the first quarter of 2025, we expect to initiate an expanded access program in the United States for SM patients to receive investigational bezuclastinib after meeting certain eligibility criteria.

SUMMIT (Non-AdvSM)

SUMMIT is our registration-directed randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Non-AdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. Based on the performance of bezuclastinib’s optimized formulation in the PEAK lead-in trial, as well as in a healthy normal volunteer study, the SUMMIT trial protocol was amended to allow for the optimized formulation to be introduced during the Phase 1b dose optimization phase. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. SUMMIT Part 2 completed enrollment in the fourth quarter of 2024, including over enrollment at 179 patients. We expect to report top-line results in July 2025.

From the data collected in Part 1 of SUMMIT and in accordance with FDA guidelines, we have developed a novel patient reported outcomes measure (“PROM”) called Mastocytosis Symptom Severity Daily Diary (“MS2D2”). Based on literature review, patient and physician interviews, data from SUMMIT Part 1, and our interactions with the FDA, we believe our MS2D2 is a reliable, valid and fit-for-purpose PROM. The MS2D2 Total Symptom Score (“TSS”) is comprised of 11 items, and scored on a 0-110 scale. The primary endpoint of SUMMIT Part 2 is a comparison of week 24 mean absolute change from baseline in MS2D2 TSS between bezuclastinib and placebo. In June 2024, we announced a positive discussion with the FDA and that we reached alignment with the FDA on the use of MS2D2 in Part 2 of SUMMIT.

In February 2024, we presented data from SUMMIT Part 1b at the 2024 American Academy of Allergy, Asthma and Immunology. Thirty-four patients were enrolled in Part 1b and were treated with either bezuclastinib or placebo plus best supportive care. These patients were evaluated for signs of clinical activity over 12 weeks, including well-accepted biomarkers of disease burden. Based on the totality of the results from SUMMIT Part 1, the data support 100 mg QD as the optimal dose of bezuclastinib in Part 2 of SUMMIT for patients with Non-AdvSM. After the initial 12-week period, all patients were given the opportunity to receive bezuclastinib in the SUMMIT Open Label Extension (“OLE”). In December 2024 at the 2024 American Society of Hematology (“ASH”) Annual Meeting, we presented updated data on the 27 patients who were randomized in either Part 1 or the OLE to receive the 100 mg QD dose.

At the 100 mg QD dose and as of the cut-off date of August 29, 2024, 89% of patients had >50% decrease in serum tryptase by four weeks of treatment with bezuclastinib and 95% of patients with elevated baseline tryptase achieved serum tryptase levels <20 ng/ml by week 24. Additionally, 84% of patients with baseline serum tryptase >11.4ng/ml achieved <11.4ng/mL by week 24.

After 24 weeks of active treatment, the 27 patients randomized to receive 100 mg QD were evaluated for signs of clinical activity using multiple PRO measures, including the Mastocytosis Symptom Severity Daily Diary (“MS2D2”) and the Mastocytosis Quality-of-Life (“MC-QoL”) scale. These patients reported at 56% mean improvement in TSS from baseline. Additionally, 76% of patients demonstrated >50% reduction from baseline in MS2D2 TSS with 88% of patients exceeding 30% reduction from baseline after 24 weeks. At 24 weeks of treatment, 31% of patients have already reduced or discontinued best supportive care (“BSC”) medications. These same patients saw a 49% mean improvement in MC-QOL Total Score at 24 weeks.

As of the data cutoff, August 29, 2024, the median duration of bezuclastinib treatment was 56 weeks for patients in the active arm and 40 weeks for placebo patients who crossed over to the OLE. The majority of treatment emergent adverse events were low grade and reversible with no treatment-related bleeding or cognitive impairment events reported. The most common treatment-emergent adverse events were hair color changes and transaminase elevations. All patients experiencing elevated transaminases were asymptomatic and reversible: five patients resolved without any dose modifications and remained on study; two patients resolved with dose reduction and remained on study, one of whom re-escalated to the original dose; and two patients resolved following discontinuation. All of the safety data were previously reported at ASH 2024. There were no other discontinuations due to adverse events.

APEX (AdvSM)

APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In April 2023, we initiated Part 2 of the APEX trial using the optimized formulation of bezuclastinib at 150 mg daily dose. An additional APEX cohort was initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with SM-AHN. We completed enrollment in APEX Part 2 in the first quarter of 2025 with 58 patients and expect to present top-line results in the second half of 2025.

In December 2024, at the 2024 ASH meeting, we reported updated positive clinical data from Part 1 of the APEX trial. Thirty-two patients were treated in Part 1 at one of four dose levels (50 mg BID, 100 mg BID, 200 mg BID or 400 mg QD). In 2024, we announced APEX Part 2 would be conducted at the optimized 150mg QD dose, which closely matches the exposure from 100 mg BID dose in APEX Part 1. Patients were enrolled with the following sub-types: seven patients with aggressive systemic mastocytosis (“ASM”), 23 patients with systemic mastocytosis with associated hematologic neoplasm (“SM-AHN”), and two patients with mast cell leukemia (“MCL”).

As of the cutoff date of October 11, 2024, 32 patients enrolled were evaluated for signs of clinical activity, 27 of whom were mIWG-MRT-ECNM evaluable. An objective response rate (“ORR”) of 52% (including complete remission (“CR”), CR with partial hematologic remission (“CRh”), partial remission (“PR”), and clinical improvement (“CI”)) was achieved, including 61% ORR for TKI-treatment-naïve patients. An ORR of 88% was achieved by pure pathological response (“PPR”) criteria. The median time to achieve response was 2.2 months and median duration of response has not yet been reached. Median progression-free survival (“PFS”) was not yet reached at median follow-up of 20 months and the PFS rate at 24 months was 82%.

As of the cutoff date, 94% of patients achieved a ≥ 50% reduction in serum tryptase levels, with 100% of patients receiving at least two cycles of treatment achieving a ≥ 50% reduction and 66% of patients achieved a reduction of serum tryptase below 20 ng/ml. Additionally, 93% of KIT D9816V-positive patients achieved a ≥ 50% reduction in KIT D816V VAF and 100% of evaluable patients achieved ≥ 50% reduction in bone marrow mast cell burden, with 83% of patients achieving a complete clearance of mast cell aggregates.

As of the data cutoff date, bezuclastinib continues to demonstrate a differentiated safety and tolerability profile across doses. The majority of hematological adverse events were low grade and reversible. There have been no new treatment-related serious adverse events or discontinuations reported since ASH 2023. Twelve patients required dose reduction, eight of whom were treated at a 400 mg daily dose.

Bezuclastinib - GIST

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

PEAK (GIST)

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA and EMA have granted orphan drug designation to bezuclastinib for the treatment of GIST. Patient enrollment for the pivotal portion of the PEAK trial was completed in the third quarter of 2024. Based on strong global patient interest, a total of 413 patients were enrolled in the trial. In addition, we completed a pre-planned interim futility analysis, and the Independent Data Monitoring Committee (“IDMC”) recommended continuing the PEAK study without modification. This pre-specified analysis was based on an assessment of PFS as determined by independent central review and did not include the option for early stopping due to efficacy. Top-line results are expected by the end of 2025.

In June 2024, we presented updated positive clinical data from the lead-in portion of the PEAK trial at the 2024 American Society of Clinical Oncology meeting. As of the cutoff date, April 1, 2024, the 42 patients in Part 1 have been on study for a median of 15.3 months. The median progression-free survival (“mPFS”) on the combination of bezuclastinib and sunitinib was 10.2 months in all patients. In a subset of second-line GIST patients with only prior imatinib, a population that most closely resembles patients currently enrolling in the Phase 3 pivotal PEAK study, the data demonstrate a mPFS of 19.4 months. In addition, the ORR in all patients treated with bezuclastinib and sunitinib was 27.5% and in the subset of second-line patients the ORR was 33.3%, per investigator assessment. Combination treatment resulted in a disease control rate of 80% in all patients and 100% in second-line patients with prior imatinib only. As of the data cutoff, the combination of bezuclastinib and sunitinib does not appear to add to the severity of adverse events known to be associated with sunitinib monotherapy and is well-tolerated. The majority of treatment-emergent adverse events (“TEAEs”) were low-grade and reversible and discontinuations due to TEAEs remain limited.

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

In in the first quarter of 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, intolerant to imatinib or received prior imatinib therapy for treatment that resulted in disease progression, and who meet other inclusion and exclusion criteria.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2024, no other milestone payments have been made. Patents protecting bezuclastinib include composition of matter claims which have been issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we filed a patent application in 2023 seeking to protect our optimized formulation of bezuclastinib that is currently being used in all three of our ongoing clinical trials, which could potentially provide exclusivity through at least 2043.

CGT4859

Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor (“FGFR”). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 EORTC-NCI-AACR International Symposium on Molecular Targets and Cancer Therapeutics (“EORTC-NCI-AACR”). Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome, as well as a panel of ion channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations. We are actively enrolling our Phase 1 study of CGT4859 in patients with FGFR2 mutations, including advanced cholangiocarcinoma. The trial will explore the safety, tolerability and clinical activity of escalating doses of CGT4859 with a goal of selecting an active and well tolerated dose for further clinical investigation.

Research Programs

The Cogent Research Team, based in Boulder, Colorado, is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. For ErbB2, PI3K and KRAS we see opportunities to provide a more robust molecular response compared to existing therapies.

ErbB2

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in December 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with greater than 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of ErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. In addition, at the 2024 SABCS meeting, CGT4255 demonstrated robust efficacy in combination with T-DXd in an NCI-N87-luc Intracranial Her2+ Model, highlighting the ability to treat challenging intercranial tumors. These advances continue to highlight a favorable profile for optimal clinical efficacy. We selected our ErbB2 clinical candidate in 2024 and plan to submit an IND application in 2025.

PI3Kα

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage for the H1047R mutation, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting in October 2024 as well as the December 2024 SABCS, which highlighted that CGT6297 is an allosteric inhibitor of PI3K, was well-tolerated in the tumor growth inhibition efficacy models and has been profiled based on its selectivity for H1047R over WT PI3K. CGT6297 demonstrated low nM potency in H1047R mutant PI3K cell lines, differentiated dose ascending PK in mice with high bioavailability and low clearance. CGT6297 also showed >95% inhibition of pAKT in a H1047R PD model, without increases in insulin or C-peptide. Its efficacy profile was superior to a clinically-relevant dose of Alpelisib in the NCI H1048 mouse tumor growth inhibition model. CGT6297 has been selected as our clinical candidate for the PI3K 1047 mutation focused project. IND-enabling studies have been initiated and we expect to submit an IND application in 2025.

KRAS

Our research team is also developing a potent and selective KRAS inhibitor. Mutations in KRAS are among the most prevalent mutations found in cancer, occurring most often in colorectal cancer, non-small cell lung cancer and pancreatic cancer. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting and highlighted our internally-developed pan KRAS(ON) inhibitor with selectivity over HRAS and NRAS and picomolar (pM) activity across KRAS mutations without the potential liabilities of molecules in the class. Following oral administration, CGT6737 demonstrated robust PK/PD and tumor growth inhibition with 90% PD inhibition in mouse xenograft models. Lead optimization of CGT6737 is ongoing.

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $255.9 million for the year ended December 31, 2024 compared to net loss of $192.4 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $859.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $287.1 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials and into late 2026.

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

We do not allocate employee costs, laboratory supplies, software and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as a result of the costs associated with the expansion of operations to support our ongoing discovery, preclinical and clinical activities and current and future commercialization activities.

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities balances.

Other Income, Net

Other income consists of miscellaneous income and expense unrelated to our core operations, including income from subleasing a portion of our former headquarters facilities and a milestone payment related to the sale of our legacy assets.

Change in Fair Value of the CVR liability

This consists of changes in the fair value of the contingent value right (“CVR”) liability.

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024. We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $268.1 million and $128.7 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2024, $264.8 million is available to be carried forward indefinitely but we are permitted to offset a maximum of 80% of taxable income per year. As of December 31, 2024, we had U.S. federal and state research and development tax credit carryforwards of $19.7 million and $4.4 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively. We also had federal orphan drug tax credits of $25.7 million which may be available to offset future income tax liabilities and begin to expire in 2041.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$232,658	$173,755	$58,903
General and administrative	43,281	34,375	8,906
Total operating expenses	275,939	208,130	67,809
Loss from operations	(275,939)	(208,130)	(67,809)
Other income:
Interest income	18,088	13,077	5,011
Other income, net	1,992	943	1,049
Change in fair value of CVR liability	—	1,700	(1,700)
Total other income, net	20,080	15,720	4,360
Net loss	$(255,859)	$(192,410)	$(63,449)

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Direct research and development expenses by program:
Bezuclastinib	$120,862	$85,484	$35,378
Early stage, preclinical and discovery programs	28,141	19,171	8,970
Unallocated expenses:
Personnel related (including stock-based compensation)	66,009	53,645	12,364
Laboratory supplies, facility related and other	17,646	15,455	2,191
Total research and development expenses	$232,658	$173,755	$58,903

Total research and development expense increased by $58.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by the development of bezuclastinib, including costs associated with the accelerated completion of enrollment of the SUMMIT and PEAK trials and ongoing costs of the APEX trial, as well as the continued progression of our early stage, preclinical and discovery programs. There was also an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $4.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were $43.3 million, compared to $34.4 million for the year ended December 31, 2023. The increase in general and administrative expenses was primarily due to higher personnel and support costs due to the growth of the organization. This includes stock-based compensation expense, which increased by $4.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Additionally, the costs include initial commercial readiness activities initiated in the third quarter of 2024.

Interest Income

Interest income for the year ended December 31, 2024 was $18.1 million, compared to $13.1 million for the year ended December 31, 2023. The increase in interest income was primarily due to higher average invested balances in cash equivalents and marketable securities and higher interest rates in the current year compared to the prior period.

Other Income, Net

Other income, net was $2.0 million for the year ended December 31, 2024, compared to $0.9 million for the year ended December 31, 2023. For the year ended December 31, 2024, other income represented a milestone payment received related to the 2020 sale of our legacy assets, while for the year ended December 31, 2023, other income primarily represented sublease income recognized resulting from the sublease of a portion of our former corporate headquarters space.

Change in fair value of CVR liability

The change in fair value of CVR liability for year ended December 31, 2024 was nil, compared to $1.7 million for the year ended December 31, 2023. We recorded a decrease in fair value of the liability of $1.7 million in the first quarter of 2023, reducing the liability to zero as the probability of additional CVR payments occurring prior to the expiration of the CVR term was remote. The CVRs expired on August 6, 2023 and no further payments will be made to CVR holders.

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

On May 6, 2022, pursuant to a shelf registration statement on Form S-3, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of December 31, 2024, no shares have been sold under the Sales Agreement. In February 2025, we sold 2,587,992 shares under the Sales Agreement for gross proceeds of $25.0 million.

On February 10, 2023, we filed a Form S-3ASR with the SEC (“2023 Shelf Registration Statement”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

On February 13, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). The closing of the Private Placement occurred on February 16, 2024. Pursuant to the Purchase Agreement, the Purchasers purchased (i) an aggregate of 17,717,997 shares of our common stock at a price per share of $7.50, and (ii) 12,280 shares of our Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”), at a price per share of $7,500.00. Net proceeds were approximately $213.3 million after deducting placement fees and offering costs.

As of December 31, 2024, we have 135,552,039 shares outstanding on an as-converted basis, which consists of (i) 110,461,729 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 70,465 shares of Series A Preferred Stock that are convertible into 17,616,250 shares of common stock and (iv) 6,868 shares of Series B Preferred Stock that are convertible into 6,868,000 shares of common stock.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $287.1 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials and into late 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(207,791)	$(153,624)
Net cash provided by (used in) investing activities	38,276	(97,824)
Net cash provided by financing activities	214,451	163,536
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,936	$(87,912)

Operating Activities

During the year ended December 31, 2024, operating activities used $207.8 million of cash, primarily resulting from our net loss of $255.9 million, partially offset by changes in our operating assets and liabilities of $11.6 million and net non-cash charges of $36.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of a $17.3 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.4 million decrease in operating lease liabilities and a $4.3 million increase in prepaid expenses and other current assets.

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

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $38.3 million, consisting of maturities and sales of marketable securities, partially offset by purchases of marketable securities and property and equipment.

During the year ended December 31, 2023, net cash used in investing activities was $97.8 million, consisting of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $214.5 million, which consisted of $213.3 million in proceeds from the issuance of common stock and Series B Preferred Stock in the Private Placement, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

During the year ended December 31, 2023, net cash provided by financing activities was $163.5 million, which consisted of $161.8 million in proceeds from the issuance of common stock in an underwritten public offering, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $287.1 million as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials and into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

We estimate the fair value of our stock options granted to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a sufficient history of public trading of our common stock and a lack of sufficient company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We account for forfeitures as they occur.

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

Contractual Obligations and Commitments

A description of our material cash requirements, including commitments for capital expenditures, is described above and disclosed in Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of $287.1 million and $273.2 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

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

COGENT BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cogent Biosciences, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cogent Biosciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued External Research and Development Expenses

As described in Notes 2 and 5 to the consolidated financial statements, the Company has entered into various research and development contracts with companies both inside and outside of the United States. Management records accruals for estimated ongoing external research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding liabilities to the third parties as of the end of the reporting period. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies or trials, including the phase or completion of events, communication from the contract research organizations or other companies of any actual costs incurred during the period that have not yet been invoiced, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Within accrued expenses and other current liabilities, total accrued external research and development expense is $20.0 million as of December 31, 2024.

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

February 25, 2025

We have served as the Company’s auditor since 2015.

COGENT BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$98,165	$53,229
Short-term marketable securities	188,912	212,481
Prepaid expenses and other current assets	9,395	5,061
Total current assets	296,472	270,771
Long-term marketable securities	—	7,460
Operating lease, right-of-use assets	20,097	21,998
Property and equipment, net	6,467	8,344
Other assets	4,862	4,864
Total assets	$327,898	$313,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,013	$10,655
Accrued expenses and other current liabilities	42,132	26,127
Operating lease liabilities	1,565	1,386
Total current liabilities	55,710	38,168
Operating lease liabilities, net of current portion	15,902	17,467
Total liabilities	71,612	55,635
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 70,465 and 74,465 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	56,515	60,035
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 6,868 and no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	54,085	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 110,461,729 shares and 86,124,249 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	110	86
Additional paid-in capital	1,004,612	801,059
Accumulated other comprehensive income	447	246
Accumulated deficit	(859,483)	(603,624)
Total stockholders’ equity	256,286	257,802
Total liabilities and stockholders’ equity	$327,898	$313,437

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$232,658	$173,755	$121,627
General and administrative	43,281	34,375	26,212
Total operating expenses	275,939	208,130	147,839
Loss from operations	(275,939)	(208,130)	(147,839)
Other income:
Interest income	18,088	13,077	3,989
Other income, net	1,992	943	2,249
Change in fair value of CVR liability	—	1,700	1,360
Total other income, net	20,080	15,720	7,598
Net loss	$(255,859)	$(192,410)	$(140,241)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(484.85)	$(486.23)	$(431.83)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	73,350	77,085	89,807

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(1,939.47)	$—	$—
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	9,731	—	—

Net loss per share, basic and diluted, common stock	$(1.94)	$(1.94)	$(1.73)
Weighted average common stock outstanding, basic and diluted	103,856,611	79,657,942	58,739,713

Comprehensive loss:
Net loss	$(255,859)	$(192,410)	$(140,241)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	201	350	(104)
Total other comprehensive income (loss)	201	350	(104)
Comprehensive loss	$(255,658)	$(192,060)	$(140,345)

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Non-Voting Convertible		Series B Non-Voting Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	Equity
Balances at December 31, 2021	103,289	$85,400	—	$—	43,805,922	$44	$399,713	$—	$(270,973)	$214,184
Issuance of common stock in underwritten public offering, net of offering costs of $10.8 million	—	—	—	—	17,899,698	18	161,897	—	—	161,915
Pre-funded warrant exercise	—	—	—	—	2,424,242	2	22	—	—	24
Conversion of Series A non-voting convertible preferred stock into common stock	(22,239)	(19,570)	—	—	5,559,750	6	19,564	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	49,000	—	351	—	—	351
Issuance of common stock from exercises	—	—	—	—	154,822	—	1,238	—	—	1,238
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(104)	—	(104)
Stock-based compensation expense	—	—	—	—	—	—	18,368	—	—	18,368
Net loss	—	—	—	—	—	—	—	—	(140,241)	(140,241)
Balances at December 31, 2022	81,050	$65,830	—	$—	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735
Issuance of common stock in underwritten public offering, net of offering costs of $10.7 million	—	—	—	—	14,375,000	14	161,775	—	—	161,789
Conversion of Series A non-voting convertible preferred stock into common stock	(6,585)	(5,795)	—	—	1,646,250	2	5,793	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	85,878	—	752	—	—	752
Issuance of common stock from exercises	—	—	—	—	123,687	—	965	—	—	965
Unrealized gains on marketable securities	—	—	—	—	—	—	—	350	—	350
Stock-based compensation expense	—	—	—	—	—	—	30,621	—	—	30,621
Net loss	—	—	—	—	—	—	—	—	(192,410)	(192,410)
Balances at December 31, 2023	74,465	$60,035	—	$—	86,124,249	$86	$801,059	$246	$(603,624)	$257,802
Issuance of Series B non-voting convertible preferred stock and common stock, net of issuance costs of $11.7 million, in connection with the Private Placement	—	—	12,280	87,311	17,717,997	18	125,958	—	—	213,287
Exchange of common stock for Series B non-voting convertible preferred stock	—	—	8,300	74,754	(8,300,000)	(8)	(74,746)	—	—	—
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	(13,712)	(107,980)	13,712,000	13	107,967	—	—	—
Conversion of Series A non-voting convertible preferred stock into common stock	(4,000)	(3,520)	—	—	1,000,000	1	3,519	—	—	—

Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	176,893	—	916	—	—	916
Issuance of common stock from exercises	—	—	—	—	30,590	—	199	—	—	199
Unrealized gains on marketable securities	—	—	—	—	—	—	—	201	—	201
Stock-based compensation expense	—	—	—	—	—	—	39,740	—	—	39,740
Net loss	—	—	—	—	—	—	—	—	(255,859)	(255,859)
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(255,859)	$(192,410)	$(140,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,450	2,270	842
Stock-based compensation expense	39,740	30,621	18,368
Amortization of right-of-use operating lease assets	1,901	1,318	5,036
Change in fair value of CVR liability	—	(1,700)	(1,360)
Net amortization (accretion) of premiums (discounts) on marketable securities	(7,619)	(5,173)	(1,638)
Loss on disposal of property and equipment	—	8	—
Right-of-use asset impairment	—	—	(396)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,334)	(626)	(1,486)
Other assets	2	(119)	(1,018)
Accounts payable	1,358	4,813	2,359
Accrued expenses and other current liabilities	15,956	8,170	9,586
Operating lease liability	(1,386)	(796)	(8,690)
Net cash used in operating activities	(207,791)	(153,624)	(118,638)
Cash flows from investing activities:
Purchases of property and equipment	(573)	(2,796)	(6,863)
Purchases of marketable securities	(255,603)	(348,803)	(177,855)
Maturities and sales of marketable securities	294,452	253,775	60,000
Net cash provided by (used in) investing activities	38,276	(97,824)	(124,718)
Cash flows from financing activities:
Proceeds from issuance of common stock and Series B non-voting convertible preferred stock in connection with the Private Placement, net of offering costs $11.7 million	213,336	—	—
Proceeds from issuance of shares of common stock, net of offering costs of $10.7 million	—	161,819	—
Proceeds from issuance of shares of common stock and pre-funded warrants, net of offering costs of $10.8 million	—	—	161,945
Proceeds from issuance of common stock upon stock option exercises	199	965	1,238
Proceeds from pre-funded warrant exercises	—	—	24
Proceeds from issuance of stock from employee stock purchase plan	916	752	351
Net cash provided by financing activities	214,451	163,536	163,558
Net increase (decrease) in cash, cash equivalents and restricted cash	44,936	(87,912)	(79,798)
Cash, cash equivalents and restricted cash at beginning of period	53,229	141,141	220,939
Cash, cash equivalents and restricted cash at end of period	$98,165	$53,229	$141,141
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	25,184
Supplemental disclosure of noncash investing and financing information:
Offering costs included in accounts payable and accrued expenses	49	30	30
Property & equipment included in accounts payable and accrued expenses	—	43	58
Conversion of Series A non-voting convertible preferred stock into common stock	3,520	5,795	19,570
Conversion of Series B non-voting convertible preferred stock into common stock	107,980	—	—

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company is developing bezuclastinib in patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”), and GIST. The Company also has an ongoing Phase 1 study of its novel internally developed FGFR2 inhibitor. In addition to bezuclastinib, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα and KRAS.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $255.9 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $859.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the consolidated financial statements.

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

The Company estimates the fair value of stock-based options to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of its stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a sufficient history of public trading of the Company’s common stock and a lack of sufficient company-specific historical and implied volatility data, the Company has based the estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development and that are publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected life of employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur.

The Company measures the fair value of stock-based awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation model.

For performance-based stock awards, the Company begins to recognize expense when it determines that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the date achievement becomes probable, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period. For awards with market conditions, the stock-based compensation expense will be recognized over the derived service period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024, 2023 and 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures related to reportable segment disclosure requirements. The pronouncement improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, and requires disclosure of incremental segment information on an annual and interim basis. The pronouncement is effective for annual periods beginning after December 15, 2023. The adoption of this ASU as of the year ended December 31, 2024, did not change the identification of the Company’s operating or reportable segments and did not have a material impact on the consolidated financial statements. Refer to Note 12, Segment Information, for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to income tax disclosure requirements. The pronouncement enhances the transparency and decision usefulness of income tax disclosures. The pronouncement is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$188,465	$451	$(4)	$188,912
U.S. Treasury bills and notes (due after one through five year)	$—	$—	$—	$—
	$188,465	$451	$(4)	$188,912

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$212,274	$213	$(6)	$212,481
U.S. Treasury bills and notes (due after one through five year)	$7,421	$39	$—	$7,460
	$219,695	$252	$(6)	$219,941

As of December 31, 2024, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2024 was $8.9 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2023, the Company held nine securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2023 was $34.7 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the years ended December 31, 2024, 2023 or 2022.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,946	$—	$—	$85,946
Marketable securities:
U.S. Treasury bills and notes	$—	$188,912	$—	$188,912
Total Assets	$85,946	$188,912	$—	$274,858

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,184	$—	$—	$46,184
Marketable securities:
U.S. Treasury bills and notes	$—	$219,941	$—	$219,941
Total Assets	$46,184	$219,941	$—	$266,125

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

The following table sets forth a summary of the changes in the fair value of the Company’s CVR liability (in thousands):

Balance at December 31, 2021	$3,060
Change in fair value	(1,360)
Balance at December 31, 2022	1,700
Change in fair value	(1,700)
Balance at December 31, 2023	—
Change in fair value	—
Balance at December 31, 2024	$—

During the years ended December 31, 2024, 2023, and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$8,083	$7,635
Computer equipment and software	819	745
Furniture and fixtures	1,176	1,164
Leasehold improvements	2,463	2,438
Construction-in-progress	41	27
Total property and equipment	12,582	12,009
Accumulated depreciation	(6,115)	(3,665)
Property and equipment, net	$6,467	$8,344

Depreciation and amortization expense was $2.5 million, $2.3 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued employee compensation and benefits	$12,259	$9,874
Accrued external research and development expense	19,957	10,252
Accrued external manufacturing costs	6,548	3,302
Accrued professional and consulting services	2,995	2,258
Other	373	441
	$42,132	$26,127

6. Preferred Stock, Series A and Series B Non-Voting Convertible Preferred Stock and Common Stock

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A non-voting convertible preferred stock, 20,580 of which are designated as Series B non-voting convertible preferred stock and 8,979,420 of which shares of preferred stock are undesignated.

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

Series B Non-Voting Convertible Preferred Stock

On February 13, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Purchasers purchased (i) an aggregate of 17,717,997 shares of the Company’s common stock at a price per share of $7.50, and (ii) 12,280 shares of the Company’s Series B non-voting convertible preferred stock (“Series B Preferred Stock”), at a price per share of $7,500.00. Net proceeds were approximately $213.3 million after deducting placement fees and offering costs. On February 14, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation”) in connection with the Private Placement. The Series B Certificate of Designation provided for the issuance of up to 12,280 shares of Series B Preferred Stock, par value $0.001 per share. Subsequently, on March 21, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with certain of the Purchasers (the “Exchange Stockholders”), pursuant to which the Exchange Stockholders agreed to exchange an aggregate of 8,300,000 shares of the Company’s common stock, for an aggregate of 8,300 shares of the Company’s Series B Preferred Stock (the “Exchange”). On March 21, 2024, in connection with the Exchange, the Company filed a Certificate of Amendment to the Series B Certificate of Designation (the “Certificate of Amendment”) to increase the number of authorized shares of Series B Preferred Stock from 12,280 to 20,580.

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

On June 10, 2024, following approval by the stockholders of the Company of an increase in the number of authorized shares of common stock at the Company’s 2024 annual meeting of stockholders, each share of Series B Preferred Stock automatically converted into 1,000 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock was prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would have beneficially owned more than a specified percentage (established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock.

Cumulatively, through December 31, 2024, 92,860 shares of Series A Preferred Stock, or 56.9% of the previously issued Series A Preferred Stock, have been converted into 23,215,000 shares of common stock. The 70,465 shares of Series A Preferred Stock outstanding as of December 31, 2024 are convertible into 17,616,250 shares of common stock. Cumulatively, through December 31, 2024, 13,712 shares of the Series B Preferred Stock, or 66.6% of the previously issued Series B Preferred Stock, have been converted into 13,712,000 shares of common stock. The 6,868 shares of Series B Preferred Stock outstanding as of December 31, 2024 are convertible into 6,868,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of December 31, 2024.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors. In the event of the Company’s liquidation, dissolution or winding up, holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock. The shares to be issued by the Company in this offering will be, when issued and paid for, validly issued, fully paid and non-assessable.

On May 6, 2022, pursuant to a shelf registration statement on Form S-3, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent. As of December 31, 2024, no shares have been sold under the Sales Agreement. In February 2025, the Company sold 2,587,992 shares under the Sales Agreement for gross proceeds of $25.0 million.

The Company issued certain pre-funded warrants in 2022. Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of December 31, 2024, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

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

In February 2024, in connection with the Private Placement, the Company issued (i) an aggregate of 17,717,997 shares of the Company’s common stock at a price per share of $7.50, and (ii) 12,280 shares of the Company’s Series B Preferred Stock, at a price per share of $7,500.00. Net proceeds were approximately $213.3 million after deducting placement fees and offering costs. In March 2024, in connection with the Exchange, the Exchange Stockholders exchanged an aggregate of 8,300,000 shares of the Company’s common stock, for an aggregate of 8,300 shares of the Company’s Series B Preferred Stock.

At the Company’s 2024 annual meeting of stockholders on June 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (the “Amendment”), to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Amendment, which became effective immediately upon such filing. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 6,868 shares of Series B Preferred Stock remain outstanding as of December 31, 2024.

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

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2024, 2,284,978 shares of common stock remain available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 4,418,469 shares effective as of January 1, 2025.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of December 31, 2024, 945,645 shares of common stock remain available for issuance under the Inducement Plan.

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

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. As of December 31, 2024, 391,497 shares remain available for issuance under the ESPP. In January 2025, 88,141 shares were issued to employees under the ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2025.

Performance-based restricted stock units

In February 2023, the board of directors approved grants in aggregate of up to 2,500,000 PSUs under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve an in increase to the number of shares reserved for issuance under the 2018 Plan (the “2023 Pool Increase”). On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. During 2024, the Company granted an additional 214,000 PSUs to the Chief Commercial Officer upon his start date with the same terms and conditions as the awards granted in 2023. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. As of December 31, 2024, one of the research performance milestones, two of the development performance milestones were achieved and another one of the development performance milestones was determined to be probable of achievement.

Stock Options

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.1%	3.9%	2.2%
Expected volatility	84.7%	76.7%	72.4%
Expected dividend yield	—	—	—
Expected life (in years)	6.06	6.01	6.22

The following table summarizes activity under the 2018 Stock Option and Incentive Plan and the Inducement Plan, excluding performance-based and time-based restricted stock units:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	15,502,746	$9.99
Granted	6,188,408	5.95
Exercised	(30,590)	6.53
Forfeited	(163,406)	9.73
Outstanding as of December 31, 2024	21,497,158	$8.83	7.50	$16,999
Vested and expected to vest as of December 31, 2024	21,497,158	$8.83	7.50	$16,999
Options exercisable as of December 31, 2024	13,109,410	$9.35	6.79	$6,034

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.6 million and $1.0 million, respectively. The weighted average grant-date fair value of awards granted during the years ended December 31, 2024, 2023 and 2022 was $4.40 per share, $9.12 per share and $5.52 per share, respectively.

Performance-based restricted stock units

The following table summarizes the activity of performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	2,500,000	$7.93
Granted	214,000	4.17
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2024	2,714,000	$7.63

Time-based restricted stock units

During the year ended December 31, 2024, the Company granted time-based restricted stock units to employees with service-based vesting conditions. The time-based restricted stock units vest over the 2 year service period. The following table summarizes the activity of time-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Unvested as of December 31, 2023	—	$—
Granted	80,000	4.54
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2024	80,000	$4.54

Employee Stock Purchase Plan

The Company estimates the fair value of shares to be issued under the 2018 Employee Stock Purchase Plan using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes information pertaining to stock purchase rights granted under the employee stock purchase plan, during the years indicated:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.2%	4.0%	1.3%
Expected volatility	112.1%	75.7%	64.1%
Expected dividend yield	—	—	—
Expected life (in years)	0.50	0.50	0.50

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the years ended December 31, 2024, 2023, 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense by type of award:
Time-based stock options	$30,222	$26,012	$18,144
Performance-based restricted stock units	8,665	4,196	—
Employee stock purchase plan	642	413	224
Time-based restricted stock units	211	—	—
Non-employee stock options	—	—	—
Total	$39,740	$30,621	$18,368

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development expenses	$18,965	$14,595	$8,510
General and administrative expenses	20,775	16,026	9,858
Total	$39,740	$30,621	$18,368

As of December 31, 2024, total unrecognized compensation cost related to the unvested time-based stock options and time-based restricted stock units was $44.4 million and $0.2 million, respectively, which is expected to be recognized over a weighted average period of 2.43 years and 0.67 years, respectively.

As of December 31, 2024, the total minimum amount of unrecognized compensation cost related to the stock price hurdles for the unvested PSUs was $10.5 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 1.12 years.

If any additional research or development milestones become probable of achievement, the Company will recognize incremental stock compensation expense of up to $0.9 million through a cumulative catch up adjustment in the period of change in probability. The Company recorded incremental expense of $1.0 million as a result of the change in probability for four of the milestones during the year ended December 31, 2024.

8. Income Taxes

During the years ended December 31, 2024, 2023 and 2022, the Company recorded no current or deferred income tax benefits due to its full valuation allowance. The Company had no foreign operations.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.9)	(4.8)	(4.4)
Federal and state tax credits	(7.9)	(7.9)	(6.1)
Rate change	4.4	(2.3)	—
Nondeductible stock compensation	2.4	1.8	1.1
Other items	—	(0.9)	(0.2)
Change in valuation allowance	24.0	35.1	30.6
Effective income tax rate	0.0%	0.0%	0.0%

The Company’s net deferred tax assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$64,299	$47,953
Tax credits	48,961	28,759
Accrued expenses	2,901	2,371
Capitalized research and development expense	90,525	66,318
Operating lease right-of-use assets	(4,688)	(6,011)
Operating lease liabilities	5,271	6,687
Contingent consideration	338	929
Stock compensation	9,992	8,880
Other	953	1,184
Total deferred tax assets	218,552	157,070
Valuation allowance	(218,552)	(157,070)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of $268.1 million and $128.7 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2024, $264.8 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2024, the Company had U.S. federal and state research and development tax credit carryforwards of $19.7 million and $4.4 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively. The Company also had federal orphan drug tax credits of $25.7 million which may be available to offset future income tax liabilities and begin to expire in 2041.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. As of December 31, 2024, approximately $73.0 million and $1.5 million of federal and state net operating losses, respectively, were subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. The Company has not performed a Section 382 analysis since December 2020.

The Company has not performed a research and development tax credit study. Any change to the Company’s credits as a result of a study would be offset by a change in the valuation allowance.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its net deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its net deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024, 2023, and 2022. Management reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance during the years ended December 31, 2024, 2023 and 2022 primarily related to net operating loss carryforwards, tax credits generated and capitalized research and development expenses. Changes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of year	$157,070	$89,544	$46,687
Decreases recorded to income tax provision	—	—	—
Increases recorded to income tax provision	61,482	67,526	42,857
Valuation allowance as of end of year	$218,552	$157,070	$89,544

As of December 31, 2024, 2023, and 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for assessment by the Internal Revenue Service remains open for all years from 2021 to the present, with certain states open from 2020 to the present. The Company’s tax attributes related to years prior to 2021 can still be adjusted under audit. The Company is currently under audit in Massachusetts for the 2022 and 2023 tax years. The Company does not expect the audit to have a material impact on the consolidated financial statements.

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

The Waltham Sublease has a term of four years and four months, commencing June 1, 2022 and expiring September 30, 2026. The Company will pay Cimpress base rent at an initial rate of $42.50 per square foot per year. Rent is payable in equal monthly installments and subject to $1.00 per square foot annual increases over the term. Additionally, the Company is responsible for reimbursing Cimpress for the Company’s share of the building’s property taxes and operating expenses. In connection with the Waltham Sublease, the Company provided a cash security deposit to the landlord in an amount of $0.4 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2024 and 2023.

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

The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. Boulder Lease payments began in June 2023 after an initial free rent period. Rent is payable in equal monthly installments and subject to annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. The Boulder Lease is an operating lease. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2024 and 2023.

The Company recorded the initial right-of-use assets and lease liabilities for the lease of $22.3 million as of the lease commencement dates.

Former Corporate Headquarters- Cambridge, MA

The Company leased office and laboratory space in Cambridge, Massachusetts under a non-cancelable operating lease (the “Cambridge Lease”) that expired in April 2023.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

	2024	2023	2022
Lease cost
Operating lease cost	$3,295	$3,796	$4,052
Variable lease cost (1)	807	687	991
Sublease income	—	(950)	(2,621)
Total lease cost	$4,102	$3,533	$2,422

Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,663	$3,537	$8,413
Weighted average remaining lease term	9.84	10.58	10.84
Weighted average discount rate	8.00%	8.00%	8.04%

(1)
The variable lease costs for the year ended December 31, 2024 include common area maintenance and other operating charges.

Future minimum lease payments under the Company’s operating leases as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,
2025	2,841
2026	2,697
2027	2,132
2028	2,179
2029	2,227
Thereafter	13,158
Total future minimum lease payments	25,234
Less: imputed interest	7,767
Total operating lease liability	$17,467
Included in the consolidated balance sheet:
Current operating lease liability	$1,565
Operating lease liability, net of current portion	15,902
Total operating lease liability	$17,467

Under the terms of the Cambridge Lease, the Company issued a $1.3 million letter of credit to the landlord as collateral for the leased facility. The underlying cash collateralizing this letter of credit was classified as current restricted cash in the accompanying consolidated balance sheets as of December 31, 2022. The deposit was refunded at the expiration of the lease in 2023.

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of December 31, 2024, no other milestone payments have been made or are considered probable of occurring, however, $5.0 million may become payable in the next twelve months as a result of future regulatory filings.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

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

10. Net Loss per Share

The Company computes net loss per share of common stock, Series A Preferred Stock and Series B Preferred Stock using the two-class method required for multiple classes of common stock and other participating securities. The two-class method is an earnings (loss) allocation method that requires income (loss) available to common stockholders be allocated to all such classes of common stock and other participating securities in accordance with the contractual terms of each class of stock. The Company has determined that the Series A Preferred Stock and Series B Preferred Stock represent other classes of common stock for purposes of calculating net loss per share.

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares and pre-funded warrants outstanding during the period, without consideration of potential dilutive securities. The pre-funded warrants are included in the computation of basic net loss per common share as the exercise price is negligible and they are fully vested and exercisable. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potential shares of common stock would be anti-dilutive.

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

Revision to previously issued financial statements

The Company previously concluded that Series A Preferred Stock and Series B Preferred Stock had preferences over the Company’s common stock and were therefore excluded from the calculation of basic and dilutive net loss per share pursuant to the two-class method. In preparing the Company’s financial statements for the year ended December 31, 2024, the Company has now determined that the Series A Preferred Stock and Series B Preferred Stock do not have preferential rights over the Company’s common stock and, accordingly, the Series A Preferred Stock and Series B Preferred stock should be considered additional classes of common stock for purposes of calculating net loss per share, utilizing the two-class method in accordance with ASC 260 Earnings Per Share. As a result of the correction, the Company has now allocated net loss to all classes of common stock and calculated basic and diluted net loss per share for common stock, Series A Preferred Stock and Series B Preferred Stock. Basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 as previously presented was $2.42 and $2.39, respectively, and as revised is $1.94 and $1.73, respectively. Net loss per share attributable to holders of Series A Preferred Stock and Series B Preferred Stock was not previously presented.

The Company assessed the materiality of the change in the calculation of loss per share resulting from its conclusion that Series A Preferred Stock and Series B Preferred Stock are additional classes of common stock, considering both quantitative and qualitative factors, and concluded that the effects of the change to the calculation and presentation of net loss per share was not material, individually or in the aggregate, to any previously reported quarterly or annual period. However, the Company has revised its previously issued consolidated financial statements to reflect the change in presentation of net loss per share for all classes of stock, including common stock, Series A Preferred Stock and Series B Preferred Stock. All related amounts have been updated to reflect the effects of the revision throughout the financial statements and related footnotes, as applicable.

The following tables set forth the revised computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, Series B Preferred Stock (in thousands, except share and per share amounts):

	Year Ended December 31, 2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(35,564)	$(18,873)	$(201,422)
Denominator:
Weighted average shares outstanding, basic and diluted	73,350	9,731	103,856,611
Net loss per share, basic and diluted	$(484.85)	$(1,939.47)	$(1.94)

	Year Ended December 31, 2023 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(37,481)	$—	$(154,929)
Denominator:
Weighted average shares outstanding, basic and diluted	77,085	—	79,657,942
Net loss per share, basic and diluted	$(486.23)	$—	$(1.94)

	Year Ended December 31, 2022 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(38,781)	$—	$(101,460)
Denominator:
Weighted average shares outstanding, basic and diluted	89,807	—	58,739,713
Net loss per share, basic and diluted	$(431.83)	$—	$(1.73)

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

	December 31,
	2024	2023	2022
Stock options to purchase common stock	21,497,158	15,502,746	12,831,771
Performance-based restricted stock units subject to vesting	2,714,000	2,500,000	—
Time-based restricted stock units	80,000	—	—
	24,291,158	18,002,746	12,831,771

11. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $1.5 million, $1.2 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

12. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development and commercialization of precision therapies for genetically defined diseases. Cogent’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM manages and allocates resources to the operations of the Company on a total company basis and segment performance is evaluated based on consolidated net loss. The Company’s CEO uses consolidated financial information for purposes of evaluating performance, understanding future forecasted results and allocating resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s tangible assets are held in the United States.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements.

The following table is a summary of segment information for the years ended December 31, 2024, 2023, 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating Expenses
Late-stage development	$120,862	$85,484	$61,270
Early-stage, preclinical and discovery programs	28,141	19,171	12,957
R&D personnel related	47,048	38,206	26,421
Research and development software, facilities and other strategic support	10,812	9,374	6,377
Other operational infrastructure and advisory support	26,886	23,010	21,605
Stock-based compensation expense	39,740	30,621	18,367
Depreciation expense	2,450	2,264	842
Interest income	(18,088)	(13,077)	(3,989)
Other income, net	(1,992)	(943)	(2,249)
Change in fair value of CVR liability	-	(1,700)	(1,360)
Segment net loss and consolidated net loss	$255,859	$192,410	$140,241

13. Unaudited Interim EPS

As disclosed in Note 10 above, the Company determined Series A Preferred Stock and Series B Preferred Stock should be considered additional classes of common stock for purposes of calculating net loss per share. Net loss per share for the interim periods within the annual periods ended December 31, 2024 and 2023, as revised in accordance with the changes disclosed in Note 10, is presented below. The Company will revise the presentation of net loss per share in the subsequent quarterly filings on Form 10-Q in 2025.

The following table sets forth the revised computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, Series B Preferred Stock (in thousands, except share and per share amounts) (unaudited):

	Three months ended March 31, (Revised)
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(9,048)	$(3,222)	$(46,078)	$(8,530)	$—	$(30,057)
Denominator:
Weighted average shares outstanding, basic and diluted	74,465	6,630	94,804,659	80,294	—	70,734,950
Net loss per share, basic and diluted	$(121.51)	$(485.97)	$(0.49)	$(106.23)	$—	$(0.42)

	Three months ended June 30, (Revised)
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(8,041)	$(8,043)	$(42,866)	$(9,031)	$—	$(35,045)
Denominator:
Weighted average shares outstanding, basic and diluted	74,465	18,621	99,240,030	77,050	—	74,753,269
Net loss per share, basic and diluted	$(107.98)	$(431.93)	$(0.43)	$(117.21)	$—	$(0.47)

	Six months ended June 30, (Revised)
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(17,025)	$(11,546)	$(88,727)	$(17,589)	$—	$(65,074)
Denominator:
Weighted average shares outstanding, basic and diluted	74,465	12,626	97,022,345	78,663	—	72,755,210
Net loss per share, basic and diluted	$(228.63)	$(914.46)	$(0.91)	$(223.60)	$—	$(0.89)

	Three months ended September 30, (Revised)
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(9,645)	$(3,579)	$(57,410)	$(10,070)	$—	$(45,312)
Denominator:
Weighted average shares outstanding, basic and diluted	74,030	6,868	110,165,580	76,600	—	86,165,951
Net loss per share, basic and diluted	$(130.29)	$(521.11)	$(0.52)	$(131.46)	$—	$(0.53)

	Nine months ended September 30, (Revised)
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(26,714)	$(15,373)	$(145,845)	$(27,807)	$—	$(110,238)
Denominator:
Weighted average shares outstanding, basic and diluted	74,319	10,692	101,435,402	77,968	—	77,274,580
Net loss per share, basic and diluted	$(359.45)	$(1,437.80)	$(1.44)	$(356.65)	$—	$(1.43)

	Three months ended December 31,
	2024			2023 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(8,828)	$(3,442)	$(55,657)	$(9,607)	$—	$(44,758)
Denominator:
Weighted average shares outstanding, basic and diluted	70,465	6,868	111,067,605	74,465	—	86,730,309
Net loss per share, basic and diluted	$(125.28)	$(501.16)	$(0.50)	$(129.01)	$—	$(0.52)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, including under the headings “Corporate Governance” and “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, including under headings “Corporate Governance” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, including under the heading “Certain Information about our Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, including under the “Ratification of Independent Registered Public Accounting Firm.”

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

3.7

Certificate of Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on March 22, 2024)

3.8

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

10.12*#	Cogent Biosciences, Inc. 2020 Inducement Plan and form of option award agreement thereunder

10.13#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and John Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.14#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and Jessica Sachs, MD (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.15#

Amended and Restated Employment Agreement entered into on December 20, 2021 by and between Cogent Biosciences, Inc. and John Robinson (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K (File No. 001-38443) filed on February 26, 2024)

10.16#

Amended and Restated Employment Agreement entered into on December 20, 2021 by and between Cogent Biosciences, Inc. and Evan Kearns (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (File No. 001-38443) filed on February 26, 2024)

10.17

Lease by and between Cogent Biosciences, Inc. and BCSP Pearl East Property LLC dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 9, 2021)

10.18

Sublease by and between Cogent Biosciences, Inc. and Cimpress USA Incorporated dated March 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 2022)

10.19(1)

Securities Purchase Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and each purchaser identified on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

10.20(1)

Registration Rights Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

10.21	Form of Exchange Agreement, dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on March 22, 2024)

10.22*#	Employment Agreement dated as of May 25, 2024, between Cogent Biosciences, Inc. and Cole Pinnow

19.1*	Insider Trading Policies and Procedures

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy

101INS*	Inline XBRL Instance Document.

101SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Coverage Page Interative Data File (formatted as inline XRBL with applicable taxonomy extensive information contained in Exhibits 101.)

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

Date: February 25, 2025	COGENT BIOSCIENCES, INC.

	By:	/s/ Andrew Robbins
Andrew Robbins
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025:

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