Form 10-Q
period 2025-03-31
Cogent Biosciences, Inc.
filed 2025-05-06
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 113,856,454 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$126,003	$98,165
Short-term marketable securities	119,658	188,912
Prepaid expenses and other current assets	7,223	9,395
Total current assets	252,884	296,472
Operating lease, right-of-use assets	19,599	20,097
Property and equipment, net	6,453	6,467
Other assets	4,862	4,862
Total assets	$283,798	$327,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,154	$12,013
Accrued expenses and other current liabilities	33,553	42,132
Operating lease liabilities	1,611	1,565
Total current liabilities	49,318	55,710
Operating lease liabilities, net of current portion	15,480	15,902
Other liabilities	5	—
Total liabilities	64,803	71,612
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 67,698 and 70,465 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	54,080	56,515
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 6,868 shares issued and outstanding at March 31, 2025 and December 31, 2024	54,085	54,085
Common stock, $0.001 par value; 300,000,000 shares authorized; 113,856,454 and 110,461,729 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	114	110
Additional paid-in capital	1,042,021	1,004,612
Accumulated other comprehensive income	164	447
Accumulated deficit	(931,469)	(859,483)
Total stockholders’ equity	218,995	256,286
Total liabilities and stockholders’ equity	$283,798	$327,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$63,029	$52,705
General and administrative	11,904	9,699
Total operating expenses	74,933	62,404
Loss from operations	(74,933)	(62,404)
Other income:
Interest income	2,952	4,057
Other expense, net	(5)	(1)
Total other income, net	2,947	4,056
Net loss	$(71,986)	$(58,348)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(131.22)	$(121.51)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	67,892	74,465

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(524.90)	$(485.97)
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	6,868	6,630

Net loss per share, basic and diluted, common stock	$(0.52)	$(0.49)
Weighted average common stock outstanding, basic and diluted	113,307,940	94,804,659

Comprehensive loss:
Net loss	$(71,986)	$(58,348)
Other comprehensive loss:
Net unrealized losses on marketable securities	(283)	(285)
Total other comprehensive loss	(283)	(285)
Comprehensive loss	$(72,269)	$(58,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286
Issuance of common stock under ATM program, net of issuance costs of $0.7 million	—	—	—	—	2,587,992	3	24,247	—	—	24,250
Conversion of Series A non-voting convertible preferred stock into common stock	(2,767)	(2,435)	—	—	691,750	1	2,434	—	—	—
Issuance of common stock from exercises	—	—	—	—	26,842	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	88,141	—	584	—	—	584
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(283)	—	(283)
Stock-based compensation expense	—	—	—	—	—	—	10,008	—	—	10,008
Net loss	—	—	—	—	—	—	—	—	(71,986)	(71,986)
Balances at March 31, 2025	67,698	$54,080	6,868	$54,085	113,856,454	$114	$1,042,021	$164	$(931,469)	$218,995

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	74,465	$60,035	—	$—	86,124,249	$86	$801,059	$246	$(603,624)	$257,802
Issuance of Series B non-voting convertible preferred stock and common stock, net of issuance costs of $11.6 million, in connection with the Private Placement	—	—	12,280	87,364	17,717,997	18	126,034	—	—	213,416
Exchange of common stock for Series B non-voting convertible preferred stock	—	—	8,300	74,754	(8,300,000)	(8)	(74,746)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	71,150	—	356	—	—	356
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(285)	—	(285)
Stock-based compensation expense	—	—	—	—	—	—	9,393	—	—	9,393
Net loss	—	—	—	—	—	—	—	—	(58,348)	(58,348)
Balances at March 31, 2024	74,465	$60,035	20,580	$162,118	95,613,396	$96	$862,096	$(39)	$(661,972)	$422,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,986)	$(58,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	640	599
Stock-based compensation expense	10,008	9,393
Amortization of operating leases, right-of-use assets	498	467
Net amortization (accretion) of premiums (discounts) on marketable securities	(955)	(1,396)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,172	(1,102)
Other assets	—	(2)
Accounts payable	2,141	4,910
Accrued expenses and other current liabilities	(8,658)	(6,720)
Operating lease liability	(376)	(330)
Other liabilities	5	—
Net cash used in operating activities	(66,511)	(52,529)
Cash flows from investing activities:
Purchases of property and equipment	(547)	(70)
Purchases of marketable securities	—	(73,014)
Maturities and sales of marketable securities	69,926	74,128
Net cash provided by investing activities	69,379	1,044
Cash flows from financing activities:
Proceeds from issuance of common stock under ATM, net of issuance costs of $0.7 million	24,250	—
Proceeds from issuance of common stock and Series B Preferred Stock in connection with the Private Placement, net of offering costs $11.6 million	—	213,701
Proceeds from issuance of common stock upon stock option exercises	136	—
Proceeds from issuance of stock from employee stock purchase plan	584	356
Net cash provided by financing activities	24,970	214,057
Net increase in cash, cash equivalents and restricted cash	27,838	162,572
Cash, cash equivalents and restricted cash at beginning of period	98,165	53,229
Cash, cash equivalents and restricted cash at end of period	$126,003	$215,801
Supplemental disclosure of non-cash investing and financing information:
Offering costs included in accounts payable and accrued expenses	$—	$282
Property & equipment included in accounts payable and accrued expenses	$79	$—
Conversion of Series A Preferred Stock into common shares	$2,435	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company is developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”), and GIST. The Company also has an ongoing Phase 1 study of its novel internally developed FGFR2 inhibitor. In addition to bezuclastinib, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα and KRAS.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $72.0 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $931.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed unaudited consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 have been made. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$119,494	$168	$(4)	$119,658
	$119,494	$168	$(4)	$119,658

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$188,465	$451	$(4)	$188,912
	$188,465	$451	$(4)	$188,912

As of March 31, 2025, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2025 was $8.9 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2024, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2024 was $8.9 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three months ended March 31, 2025 and for the year ended December 31, 2024.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$102,542			$102,542
Marketable securities:
U.S. Treasury bills and notes		$119,658		$119,658
Total assets	$102,542	$119,658	$—	$222,200

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,946	$—	$—	$85,946
Marketable securities:
U.S. Treasury bills and notes	$—	$188,912	$—	$188,912
Total assets	$85,946	$188,912	$—	$274,858

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued employee compensation and benefits	$3,667	$12,259
Accrued external research and development expense	18,093	19,957
Accrued external manufacturing costs	6,966	6,548
Accrued professional and consulting services	4,343	2,995
Other	484	373
Total	$33,553	$42,132

5. Preferred Stock, Series A and Series B Non-Voting Convertible Preferred Stock and Common Stock

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, 1,000,000 of which are designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), 20,580 of which are designated as Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and 8,979,420 of which shares of preferred stock are undesignated.

Series A Non-Voting Convertible Preferred Stock

On July 6, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Series A Certificate of Designation”) in connection with the Company’s acquisition of Kiq Bio LLC and concurrent private placement of Series A Preferred Stock. The Series A Certificate of Designation provides for the issuance of shares of Series A Preferred Stock, par value $0.001 per share.

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

Cumulatively, through March 31, 2025, 95,627 shares of Series A Preferred Stock, or 58.6% of the previously issued Series A Preferred Stock, have been converted into 23,906,750 shares of common stock. The 67,698 shares of Series A Preferred Stock outstanding as of March 31, 2025 are convertible into 16,924,500 shares of common stock. Cumulatively, through March 31, 2025, 13,712 shares of the Series B Preferred Stock, or 66.6% of the previously issued Series B Preferred Stock, have been converted into 13,712,000 shares of common stock. The 6,868 shares of Series B Preferred Stock outstanding as of March 31, 2025 are convertible into 6,868,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of March 31, 2025.

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

On May 6, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. As of March 31, 2025, 2,587,992 shares have been sold under the Sales Agreement for net proceeds of approximately $24.3 million.

The Company issued certain pre-funded warrants in 2022. Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of March 31, 2025, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

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

At the Company’s 2024 annual meeting of stockholders on June 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (the “Amendment”), to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Amendment, which became effective immediately upon such filing. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 6,868 shares of Series B Preferred Stock remain outstanding as of March 31, 2025.

6. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan, (the “2018 Plan”), which became effective on March 27, 2018, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increases on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. At the Company’s 2021 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Stock Plan to increase the number of shares of common stock issuable under the 2018 Plan by 6,000,000 shares. At the Company's 2023 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Plan to increase the number of shares of common stock issuable under the 2018 Plan by an additional 6,000,000 shares.

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 4,418,469 shares effective as of January 1, 2025. As of March 31, 2025, 1,742,417 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of March 31, 2025, 1,432,445 shares of common stock remain available for issuance under the Inducement Plan.

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

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2025. As of March 31, 2025, 428,356 shares remain available for issuance under the ESPP.

Performance-based restricted stock units

In February 2023, the board of directors approved grants to executives in aggregate of up to 2,500,000 PSUs (“Executive PSUs”) under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve an increase to the number of shares reserved for issuance under the 2018 Plan (the “2023 Pool Increase”). On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. The Company granted an additional 214,000 PSUs to the Chief Commercial Officer upon his start date with the same terms and conditions as the awards granted in 2023. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. As of March 31, 2025, one of the research performance milestones and three of the development performance milestones were achieved. As of March 31, 2025, no other milestones were probable of achievement.

During the three months ended March 31, 2025, the Company granted 315,000 performance-based restricted stock units to certain non-executives (“Non-executive PSUs”) under the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through March 31, 2025, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three months ended March 31, 2025.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense by type of award:
Time-based stock options	$7,691	$7,358
Employee stock purchase plan	149	161
Time-based restricted stock units	56	39
Performance-based restricted stock units	2,112	1,835
Total	$10,008	$9,393

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$5,254	$4,432
General and administrative expenses	4,754	4,961
Total	$10,008	$9,393

As of March 31, 2025, total unrecognized compensation cost related to the unvested time-based stock options and time-based restricted stock units was $68.9 million and $0.1 million, respectively, which is expected to be recognized over a weighted average period of 2.84 years and 0.42 years, respectively.

As of March 31, 2025, the total amount of unrecognized compensation cost related to the stock price hurdles for the unvested Executive PSUs was $8.3 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 0.9 years. If any additional research milestones become probable of achievement, the Company will recognize incremental stock compensation expense of up to $0.9 million through a cumulative catch up adjustment in the period of change in probability.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of March 31, 2025, no other milestone payments have been made or are considered probable of occurring, however, $5.0 million may become payable in the next twelve months as a result of future regulatory filings.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 or its consolidated financial statements as of December 31, 2024.

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

8. Net Loss per Share

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that the Series A Preferred Stock and Series B Preferred Stock should be considered additional classes of common stock for purposes of calculating net loss per share, utilizing the two-class method in accordance with ASC 260 Earnings Per Share. Basic and diluted net loss per share attributable to common stockholders for the three-months ended March 31, 2024 as previously presented was $0.62, and as revised is $0.49. Net loss per share attributable to holders of Series A Preferred Stock and Series B Preferred Stock was not previously presented.

The following tables set forth the computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(8,909)	$(3,605)	$(59,472)	$(9,048)	$(3,222)	$(46,078)
Denominator:
Weighted average shares outstanding, basic and diluted	67,892	6,868	113,307,940	74,465	6,630	94,804,659
Net loss per share, basic and diluted	$(131.22)	$(524.90)	$(0.52)	$(121.51)	$(485.97)	$(0.49)

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

	March 31,
	2025	2024
Stock options to purchase common stock	26,429,546	19,824,593
Performance-based restricted stock units subject to vesting	3,029,000	2,500,000
Time-based restricted stock units subject to vesting	80,000	80,000
	29,538,546	22,404,593

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

10. Segment Information

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

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements.

The following table is a summary of segment information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating Expenses
Late-stage development	$28,097	$27,292
Early-stage, preclinical and discovery programs	9,778	6,520
R&D personnel related	14,874	10,680
Research and development software, facilities and other strategic support	4,425	3,221
Other operational infrastructure and advisory support	7,121	4,700
Stock-based compensation expense	10,008	9,393
Depreciation expense	640	600
Interest income	(2,952)	(4,057)
Other expense, net	(5)	(1)
Segment net loss and consolidated net loss	$71,986	$58,348

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

The following is an illustration of the status of our current clinical and preclinical programs:

Our Pipeline

Bezuclastinib - SM

The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, while their lifespan may not be impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. The FDA has granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

We expect to report top-line results from our SUMMIT trial in July 2025 and from our APEX trial in the second half of 2025, and we plan to submit the first bezuclastinib New Drug Application (“NDA”) by the end of 2025 for patients with SM.

In the first quarter of 2025, we initiated an expanded access program in the United States for SM patients to receive investigational bezuclastinib after meeting certain eligibility criteria.

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

As of the data cutoff, August 29, 2024, the median duration of bezuclastinib treatment was 56 weeks for patients in the active arm and 40 weeks for placebo patients who crossed over to the OLE. The majority of treatment emergent adverse events were low grade and reversible with no treatment-related bleeding or cognitive impairment events reported. The most common treatment-emergent adverse events were hair color changes and transaminase elevations. All patients experiencing elevated transaminases were asymptomatic and elevations were reversible: five patients resolved without any dose modifications and remained on study; two patients resolved with dose reduction and remained on study, one of whom re-escalated to the original dose; and two patients resolved following discontinuation. All of the safety data were previously reported at ASH 2024. There were no other discontinuations due to adverse events.

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

As of the cutoff date, 94% of patients achieved a ≥ 50% reduction in serum tryptase levels, with 100% of patients receiving at least two cycles of treatment achieving a ≥ 50% reduction and 66% of patients achieved a reduction of serum tryptase below 20 ng/ml. Additionally, 93% of KIT D816V-positive patients achieved a ≥ 50% reduction in KIT D816V VAF and 100% of evaluable patients achieved ≥ 50% reduction in bone marrow mast cell burden, with 83% of patients achieving a complete clearance of mast cell aggregates.

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

In May 2024, we also announced the initiation of a new advanced Phase 2 clinical trial of bezuclastinib plus sunitinib in later line GIST patients that is being sponsored by the Sarcoma Alliance for Research through Collaboration and in collaboration with The Life Raft Group and Dana-Farber Cancer Institute. The open label, single arm Phase 2 trial is designed to evaluate the mPFS as well as the safety and tolerability of bezuclastinib plus sunitinib in 40 patients with GIST who have previously progressed on sunitinib. This trial is focused on later line patients who are not eligible for PEAK and have limited treatment options.

In the first quarter of 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, intolerant to imatinib or received prior imatinib therapy for treatment that resulted in disease progression, and who meet other inclusion and exclusion criteria.

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of March 31, 2025, no other milestone payments have been made. Patents protecting bezuclastinib include composition of matter claims which have been issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we filed a patent application in 2023 seeking to protect our optimized formulation of bezuclastinib that is currently being used in all three of our ongoing clinical trials, which could potentially provide exclusivity through at least 2043.

CGT4859

Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor (“FGFR”). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 EORTC-NCI-AACR International Symposium on Molecular Targets and Cancer Therapeutics (“EORTC-NCI-AACR”). Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2 mutations and is selective against the kinome, as well as a panel of ion channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations. We are actively enrolling our Phase 1 study of CGT4859 in patients with tumors bearing FGFR2 and FGFR3 mutations, including advanced cholangiocarcinoma. The trial will explore the safety, tolerability and clinical activity of escalating doses of CGT4859 with a goal of selecting an active and well tolerated dose for further clinical investigation.

Research Programs

The Cogent Research Team, based in Boulder, Colorado, is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. For ErbB2, PI3K and KRAS we see opportunities to provide a more robust molecular response compared to existing therapies.

ErbB2

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in December 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with greater than 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of ErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. In addition, at the 2024 SABCS meeting, CGT4255 demonstrated robust efficacy in combination with T-DXd in an NCI-N87-luc Intracranial Her2+ Model, highlighting the ability to treat challenging intercranial tumors. In April of 2025 at the American Association of Cancer Research annual meeting (“AACR 2025”), we presented robust tumor growth inhibition in a mutant Her2-YVMA subcutaneous Patient Derived Xenograft model, supporting potential clinical development in HER2-YVMA lung cancer. These advances continue to highlight a favorable profile for optimal clinical efficacy. We selected our ErbB2 clinical candidate in 2024 and plan to submit an IND application in 2025.

PI3Kα

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting in October 2024 as well as the December 2024 SABCS, which highlighted that CGT6297 is an allosteric inhibitor of PI3K, was well-tolerated in the tumor growth inhibition efficacy models and has been profiled based on its selectivity for H1047R over WT PI3K. CGT6297 demonstrated low nM potency in H1047R mutant PI3K cell lines, differentiated dose ascending PK in mice with high bioavailability and low clearance. CGT6297 also showed >95% inhibition of pAKT in a H1047R PD model, without increases in insulin or C-peptide. Its efficacy profile was superior to a clinically-relevant dose of alpelisib in the NCI H1048 mouse tumor growth inhibition model. CGT6297 has been selected as our clinical candidate for the PI3K 1047 mutation focused project. At AACR 2025, we presented broad cellular panel profiling across multiple resistant and mutated cell lines, including, for the first time, efficacy against PI3K helical mutations. We also presented TGI data where CGT6297 was highly efficacious in both ST1056 (H1047R mutant) breast cancer and MCF-7 (E545K mutant) breast models. IND-enabling studies have been initiated and we expect to submit an IND application in 2025.

KRAS

Our research team is also developing a potent and selective KRAS inhibitor. Mutations in KRAS are among the most prevalent mutations found in cancer, occurring most often in colorectal cancer, non-small cell lung cancer and pancreatic cancer. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting and highlighted our internally-developed pan KRAS(ON) inhibitor with selectivity over HRAS and NRAS and picomolar (pM) activity across KRAS mutations without the potential liabilities of other molecules in the class. Following oral administration, CGT6737 demonstrated robust PK/PD and tumor growth inhibition with 90% PD inhibition in mouse xenograft models. At AACR 2025, we presented new and advanced lead data on CGT9109. In PK/PD assessment CGT9109 potently inhibited pERK (>90%) when dosed PO at 30 mg/kg in an AsPC-1 KRASG12Dtumor-bearing mouse model. In the same model, CGT9109 also demonstrated robust tumor regression when dosed PO BID at 30 mg/kg . Lead optimization of the CGT9109 series is ongoing.

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $72.0 million for the three months ended March 31, 2025 compared to net losses of $58.3 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $931.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $245.7 million. Based on our current plans, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials and into late 2026.

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
•
the cost of developing and manufacturing material for use in our preclinical studies and clinical trials, including under agreements with consultants and third party contractors and contract manufacturing organizations (“CMOs”);
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

Other Expense, Net

Other expense, net consists of miscellaneous income and expense unrelated to our core operations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$63,029	$52,705	$10,324
General and administrative	11,904	9,699	2,205
Total operating expenses	74,933	62,404	12,529
Loss from operations	(74,933)	(62,404)	(12,529)
Other income:
Interest income	2,952	4,057	(1,105)
Other expense, net	(5)	(1)	(4)
Total other income, net	2,947	4,056	(1,109)
Net loss	$(71,986)	$(58,348)	$(13,638)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$28,097	$27,292	$805
Early stage, preclinical and discovery programs	9,778	6,520	3,258
Unallocated expenses:
Personnel related (including stock-based compensation)	20,128	15,318	4,810
Laboratory supplies, facility related and other	5,026	3,575	1,451
Total research and development expenses	$63,029	$52,705	$10,324

Total research and development expense increased by $10.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by the continued development of bezuclastinib and progression of our early stage, preclinical and discovery programs. There was also an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $11.9 million, compared to $9.7 million for the three months ended March 31, 2024. The increase in general and administrative expenses was primarily due to higher personnel and support costs due to the growth of the organization including certain commercial readiness activities initiated in the first quarter of 2025.

Interest Income

Interest income for the three months ended March 31, 2025 was $3.0 million, compared to $4.1 million for the three months ended March 31, 2024. The decrease is due to lower invested balances in cash equivalents and marketable securities.

Other Expense, Net

Other expense, net for the three months ended March 31, 2025 and 2024 was less than $0.1 million and represented miscellaneous expense.

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

On May 6, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. As of March 31, 2025, 2,587,992 shares have been sold under the Sales Agreement for net proceeds of approximately $24.3 million.

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

As of March 31, 2025, we have 138,255,014 shares outstanding on an as-converted basis, which consists of (i) 113,856,454 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 67,698 shares of Series A Preferred Stock that are convertible into 16,924,500 shares of common stock and (iv) 6,868 shares of Series B Preferred Stock that are convertible into 6,868,000 shares of common stock.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $245.7 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials and into late 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(66,511)	$(52,529)
Net cash provided by investing activities	69,379	1,044
Net cash provided by financing activities	24,970	214,057
Net increase in cash, cash equivalents and restricted cash	$27,838	$162,572

Operating Activities

During the three months ended March 31, 2025, operating activities used $66.5 million of cash, primarily resulting from our net loss of $72.0 million and by net cash provided by changes in our operating assets and liabilities of $4.7 million partially offset by net non-cash charges of $10.2 million. Changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted primarily of a $6.5 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.4 million decrease in the operating lease liability, partially offset by a $2.2 million decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2024, operating activities used $52.5 million of cash, primarily resulting from our net loss of $58.3 million and net cash used in changes in our operating assets and liabilities of $3.2 million, partially offset by net non-cash charges of $9.1 million. Changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted primarily of a $1.8 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.1 million decrease in prepaid expenses and other current assets and a $0.3 million decrease in the operating lease liability.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $69.4 million which consisted of maturities and sales of marketable securities, partially offset by purchases of property and equipment.

During the three months ended March 31, 2024, net cash provided by investing activities was $1.0 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $25.0 million, which consisted of $24.3 million in proceeds from the issuance of common stock under ATM, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $245.7 million as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements through clinical readouts from ongoing SUMMIT, PEAK, and APEX registration-directed trials and into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2025, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The risks described in our Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We previously entered into the Sales Agreement, dated May 6, 2022, with Guggenheim Securities, pursuant to which we may issue and sell, from time to time, shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (the “ATM Offering”), of which $50.0 million of such shares remain unsold (the “Unsold Securities”). The Unsold Securities were previously registered on our registration statement on Form S-3 (File No. 333-264773), which was initially filed with the SEC on May 6, 2022 and became effective on May 24, 2022 (the “2022 Registration Statement”). On May 6, 2025, we filed with the SEC (a) a post-effective amendment to the 2022 Registration Statement terminating the offering of the Unsold Securities under the 2022 Registration Statement, and (b) a prospectus supplement to our automatic shelf registration statement on Form S-3ASR (Registration No. 333-269707), which registration statement was filed and became effective on February 10, 2023 (the “2023 Registration Statement”), to register the offering of the Unsold Securities under the 2023 Registration Statement.

A copy of the opinion of Gibson, Dunn & Crutcher LLP relating to the validity of the issuance and sale of the Unsold Securities in the ATM Offering is filed herewith as Exhibit 5.1.

Item 6. Exhibits.

Exhibit Number	Description
5.1*	Opinion of Gibson, Dunn & Crutcher LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

COGENT BIOSCIENCES, INC.

Date: May 6, 2025	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)