Form 10-Q
period 2025-06-30
Cogent Biosciences, Inc.
filed 2025-08-05
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 139,700,796 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
the timing of our planned regulatory submissions to the U.S. Food and Drug Administration (“FDA”) for our bezuclastinib product candidate and any other product candidates we may develop;
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
•
our ability to satisfy the conditions, covenants, and obligations under our loan and security agreement;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•
our use of the proceeds from the private placements, debt issuance, sales of our preferred stock and public offerings of our common stock from time to time; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our bezuclastinib product candidate and future product candidates.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

ii

Cogent Biosciences, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$127,598	$98,165
Short-term marketable securities	110,250	188,912
Prepaid expenses and other current assets	7,160	9,395
Total current assets	245,008	296,472
Operating lease, right-of-use assets	19,097	20,097
Property and equipment, net	5,850	6,467
Other assets	4,862	4,862
Total assets	$274,817	$327,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,625	$12,013
Accrued expenses and other current liabilities	40,139	42,132
Operating lease liabilities	1,658	1,565
Total current liabilities	58,422	55,710
Long-term debt, net	43,949	—
Operating lease liabilities, net of current portion	15,051	15,902
Other liabilities	2,359	—
Total liabilities	119,781	71,612
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 67,414 and 70,465 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	53,830	56,515
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 6,868 shares issued and outstanding at June 30, 2025 and December 31, 2024	54,085	54,085
Common stock, $0.001 par value; 300,000,000 shares authorized; 113,928,492 and 110,461,729 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	114	110
Additional paid-in capital	1,051,992	1,004,612
Accumulated other comprehensive income	13	447
Accumulated deficit	(1,004,998)	(859,483)
Total stockholders’ equity	155,036	256,286
Total liabilities and stockholders’ equity	$274,817	$327,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$62,203	$54,294	$125,232	$106,999
General and administrative	13,379	10,093	25,283	19,792
Total operating expenses	75,582	64,387	150,515	126,791
Loss from operations	(75,582)	(64,387)	(150,515)	(126,791)
Other income:
Interest income	2,373	5,393	5,325	9,450
Interest expense	(314)	—	(314)	—
Other income (expense), net	(6)	44	(11)	43
Total other income, net	2,053	5,437	5,000	9,493
Net loss	$(73,529)	$(58,950)	$(145,515)	$(117,298)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(132.95)	$(107.98)	$(263.08)	$(228.63)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	67,686	74,465	67,788	74,465

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(531.89)	$(431.93)	$(1,052.27)	$(914.46)
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	6,868	18,621	6,868	12,626

Net loss per share, basic and diluted, common stock	$(0.53)	$(0.43)	$(1.05)	$(0.91)
Weighted average common stock outstanding, basic and diluted	114,466,080	99,240,030	114,463,810	97,022,345

Comprehensive loss:
Net loss	$(73,529)	$(58,950)	$(145,515)	$(117,298)
Other comprehensive loss:
Net unrealized losses on marketable securities	(151)	(153)	(434)	(438)
Total other comprehensive loss	(151)	(153)	(434)	(438)
Comprehensive loss	$(73,680)	$(59,103)	$(145,949)	$(117,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286
Issuance of common stock under ATM program, net of issuance costs of $0.7 million	—	—	—	—	2,587,992	3	24,247	—	—	24,250
Conversion of Series A non-voting convertible preferred stock into common stock	(2,767)	(2,435)	—	—	691,750	1	2,434	—	—	—
Issuance of common stock from exercises	—	—	—	—	26,842	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	88,141	—	584	—	—	584
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(283)	—	(283)
Stock-based compensation expense	—	—	—	—	—	—	10,008	—	—	10,008
Net loss	—	—	—	—	—	—	—	—	(71,986)	(71,986)
Balances at March 31, 2025	67,698	$54,080	6,868	$54,085	113,856,454	$114	$1,042,021	$164	$(931,469)	$218,995
Conversion of Series A non-voting convertible preferred stock into common stock	(284)	(250)	—	—	71,000	—	250	—	—	—
Issuance of common stock from exercises	—	—	—	—	1,038	—	5	—	—	5
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(151)	—	(151)
Stock-based compensation expense	—	—	—	—	—	—	9,716	—	—	9,716
Net loss	—	—	—	—	—	—	—	—	$(73,529)	(73,529)
Balances at June 30, 2025	67,414	$53,830	6,868	$54,085	113,928,492	$114	$1,051,992	$13	$(1,004,998)	$155,036

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	74,465	$60,035	—	$—	86,124,249	$86	$801,059	$246	$(603,624)	$257,802
Issuance of Series B non-voting convertible preferred stock and common stock, net of offering costs of $11.6 million, in connection with the Private Placement	—	—	12,280	87,364	17,717,997	18	126,034	—	—	213,416
Exchange of common stock for Series B non-voting convertible preferred stock	—	—	8,300	74,754	(8,300,000)	(8)	(74,746)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	71,150	—	356	—	—	356
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(285)	—	(285)
Stock-based compensation expense	—	—	—	—	—	—	9,393	—	—	9,393
Net loss	—	—	—	—	—	—	—	—	(58,348)	(58,348)
Balances at March 31, 2024	74,465	$60,035	20,580	$162,118	95,613,396	$96	$862,096	$(39)	$(661,972)	$422,334
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	(13,712)	(107,980)	13,712,000	13	107,967	—	—	-
Change in estimate on Private Placement offering costs	—	—	—	(53)	—	—	(76)	—	—	(129)
Issuance of common stock from exercises	—	—	—	—	17,828	—	109	—	—	109
Unrealized losses on marketable securities	—	—	—	-	—	—	-	(153)	—	(153)
Stock-based compensation expense	—	—	—	—	—	—	10,012	—	—	10,012
Net loss	—	—	—	—	—	—	—	—	(58,950)	(58,950)
Balances at June 30, 2024	74,465	$60,035	6,868	$54,085	109,343,224	$109	$980,108	$(192)	$(720,922)	$373,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(145,515)	$(117,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,295	1,205
Stock-based compensation expense	19,724	19,405
Amortization of operating leases, right-of-use assets	1,000	941
Net amortization (accretion) of premiums (discounts) on marketable securities	(739)	1,185
Amortization of long-term debt discount and issuance costs	63	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,235	(1,694)
Other assets	—	(2)
Accounts payable	4,612	(1,680)
Accrued expenses and other current liabilities	(2,979)	3,377
Operating lease liability	(758)	(669)
Other liabilities	9	—
Net cash used in operating activities	(121,053)	(95,230)
Cash flows from investing activities:
Purchases of property and equipment	(678)	(218)
Purchases of marketable securities	(67,883)	(223,411)
Maturities and sales of marketable securities	146,850	140,048
Net cash provided by (used in) investing activities	78,289	(83,581)
Cash flows from financing activities:
Proceeds from long-term debt	49,291	—
Payment of debt issuance costs	(2,069)	—
Proceeds from issuance of common stock under ATM, net of issuance costs of $0.7 million	24,250	—
Proceeds from issuance of common stock and Series B Preferred Stock in connection with the Private Placement, net of offering costs $11.6 million	—	213,336
Proceeds from issuance of common stock upon stock option exercises	141	109
Proceeds from issuance of stock from employee stock purchase plan	584	356
Net cash provided by financing activities	72,197	213,801
Net increase in cash, cash equivalents and restricted cash	29,433	34,990
Cash, cash equivalents and restricted cash at beginning of period	98,165	53,229
Cash, cash equivalents and restricted cash at end of period	$127,598	$88,219
Supplemental disclosure of cash flow information:
Cash paid for interest	$252	$—
Supplemental disclosure of noncash investing and financing information:
Debt discount included in accrued expenses and other liabilities	$3,100	$—
Debt issuance costs included in accounts payable and accrued expenses	$236	$—
Offering costs included in accounts payable and accrued expenses	$—	$49
Conversion of Series A Preferred Stock into common shares	$2,685	$—
Conversion of Series B Preferred Stock into common shares	$—	$107,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company is developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”), and GIST. The Company also has an ongoing Phase 1 study of its novel internally developed FGFR2/3 inhibitor. In addition to bezuclastinib, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα and KRAS.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $145.5 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $1,005.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed unaudited consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024 have been made. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$110,237	$30	$(17)	$110,250
	$110,237	$30	$(17)	$110,250

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$188,465	$451	$(4)	$188,912
	$188,465	$451	$(4)	$188,912

As of June 30, 2025, the Company held nine securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2025 was $68.3 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2024, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2024 was $8.9 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three and six months ended June 30, 2025 and for the year ended December 31, 2024.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,331	$—	$—	$19,331
Marketable securities:
U.S. Treasury bills and notes	$—	$110,250	$—	$110,250
Total assets	$19,331	$110,250	$—	$129,581

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,946	$—	$—	$85,946
Marketable securities:
U.S. Treasury bills and notes	$—	$188,912	$—	$188,912
Total assets	$85,946	$188,912	$—	$274,858

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three and six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued employee compensation and benefits	$8,130	$12,259
Accrued external research and development expense	19,011	19,957
Accrued external manufacturing costs	6,629	6,548
Accrued professional and consulting services	5,096	2,995
Other	1,273	373
Total	$40,139	$42,132

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

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (ii) alter or amend the Series A Certificate of Designation, (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (iv) increase the number of authorized shares of Series A Preferred Stock, (v) at any time while at least 40% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Series A Certificate of Designation) or (vi) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

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

Series B Non-Voting Convertible Preferred Stock

On February 13, 2024, the Company entered into a Securities Purchase Agreement for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Purchasers purchased (i) an aggregate of 17,717,997 shares of the Company’s common stock at a price per share of $7.50, and (ii) 12,280 shares of the Company’s Series B Preferred Stock, at a price per share of $7,500.00. Net proceeds were approximately $213.3 million after deducting placement fees and offering costs. On February 14, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation”) in connection with the Private Placement. The Series B Certificate of Designation provided for the issuance of up to 12,280 shares of Series B Preferred Stock, par value $0.001 per share. Subsequently, on March 21, 2024, the Company entered into exchange agreements with certain of the Purchasers (the “Exchange Stockholders”), pursuant to which the Exchange Stockholders agreed to exchange an aggregate of 8,300,000 shares of the Company’s common stock, for an aggregate of 8,300 shares of the Company’s Series B Preferred Stock (the “Exchange”). On March 21, 2024, in connection with the Exchange, the Company filed a Certificate of Amendment to the Series B Certificate of Designation to increase the number of authorized shares of Series B Preferred Stock from 12,280 to 20,580.

Holders of shares of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of each of the holders of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) alter or amend the Series B Certificate of Designation, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

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

Cumulatively, through June 30, 2025, 95,911 shares of Series A Preferred Stock, or 58.7% of the previously issued Series A Preferred Stock, have been converted into 23,977,750 shares of common stock. The 67,414 shares of Series A Preferred Stock outstanding as of June 30, 2025 are convertible into 16,853,500 shares of common stock. Cumulatively, through June 30, 2025, 13,712 shares of the Series B Preferred Stock, or 66.6% of the previously issued Series B Preferred Stock, have been converted into 13,712,000 shares of common stock. The 6,868 shares of Series B Preferred Stock outstanding as of June 30, 2025 are convertible into 6,868,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of June 30, 2025.

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

On May 6, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. As of June 30, 2025, 2,587,992 shares have been sold under the Sales Agreement for net proceeds of approximately $24.3 million.

The Company issued certain pre-funded warrants in 2022. Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of June 30, 2025, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

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

At the Company’s 2024 annual meeting of stockholders on June 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (the “Amendment”), to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Amendment, which became effective immediately upon such filing. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 6,868 shares of Series B Preferred Stock remain outstanding as of June 30, 2025.

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

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 4,418,469 shares effective as of January 1, 2025. As of June 30, 2025, 1,611,061 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of June 30, 2025, 859,445 shares of common stock remain available for issuance under the Inducement Plan.

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

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2025. As of June 30, 2025, 428,356 shares remain available for issuance under the ESPP. In July 2025, 125,623 shares were issued to employees under the ESPP.

Performance-based restricted stock units

In February 2023, the board of directors approved grants to executives in aggregate of up to 2,500,000 PSUs (“Executive PSUs”) under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve an increase to the number of shares reserved for issuance under the 2018 Plan (the “2023 Pool Increase”). On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. The Company granted an additional 214,000 PSUs to the Chief Commercial Officer upon his start date with the same terms and conditions as the awards granted in 2023. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. As of June 30, 2025, one of the research performance milestones and three of the development performance milestones were achieved. As of June 30, 2025, no other milestones were probable of achievement.

During the six months ended June 30, 2025, the Company granted 340,000 performance-based restricted stock units to certain non-executives (“Non-executive PSUs”) under the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through June 30, 2025, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three and six months ended June 30, 2025.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Time-based stock options	$7,374	$7,586	$15,065	$14,944
Employee stock purchase plan	149	161	298	322
Time-based restricted stock units	57	57	113	96
Performance-based restricted stock units	2,136	2,208	4,248	4,043
Total	$9,716	$10,012	$19,724	$19,405

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$4,966	$4,720	$10,220	$9,152
General and administrative expenses	4,750	5,292	9,504	10,253
Total	$9,716	$10,012	$19,724	$19,405

As of June 30, 2025, total unrecognized compensation cost related to the unvested time-based stock options and time-based restricted stock units was $63.8 million and $0.1 million, respectively, which is expected to be recognized over a weighted average period of 2.74 years and 0.17 years, respectively.

As of June 30, 2025, the total amount of unrecognized compensation cost related to the stock price hurdles for the unvested Executive PSUs was $6.2 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 0.6 years. If any additional research milestones become probable of achievement, the Company will recognize incremental stock compensation expense of up to $0.9 million through a cumulative catch up adjustment in the period of change in probability.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of June 30, 2025, no other milestone payments have been made or are considered probable of occurring, however, $5.0 million may become payable in the next twelve months as a result of future regulatory filings.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 or its consolidated financial statements as of December 31, 2024.

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

8. Net Loss per Share

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that the Series A Preferred Stock and Series B Preferred Stock should be considered additional classes of common stock for purposes of calculating net loss per share, utilizing the two-class method in accordance with ASC 260 Earnings Per Share. Basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 as previously presented was $0.59 and $1.21, respectively, and as revised is $0.43 and $0.91, respectively. Net loss per share attributable to holders of Series A Preferred Stock and Series B Preferred Stock was not previously presented.

The following tables set forth the computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2025			2024 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(8,999)	$(3,653)	$(60,877)	$(8,041)	$(8,043)	$(42,866)
Denominator:
Weighted average shares outstanding, basic and diluted	67,686	6,868	114,466,080	74,465	18,621	99,240,030
Net loss per share, basic and diluted	$(132.95)	$(531.89)	$(0.53)	$(107.98)	$(431.93)	$(0.43)

	Six Months Ended June 30,
	2025			2024 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(17,834)	$(7,227)	$(120,454)	$(17,025)	$(11,546)	$(88,727)
Denominator:
Weighted average shares outstanding, basic and diluted	67,788	6,868	114,463,810	74,465	12,626	97,022,345
Net loss per share, basic and diluted	$(263.08)	$(1,052.27)	$(1.05)	$(228.63)	$(914.46)	$(0.91)

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

	June 30,
	2025	2024
Stock options to purchase common stock	27,107,864	20,836,714
Performance-based restricted stock units subject to vesting	3,054,000	2,714,000
Time-based restricted stock units subject to vesting	80,000	80,000
	30,241,864	23,630,714

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.4 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. Contributions under the plan were approximately $1.2 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.

10. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development and commercialization of precision therapies for genetically defined diseases. Cogent’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis and segment performance is evaluated based on consolidated net loss. The Company’s CEO uses consolidated financial information for purposes of evaluating performance, understanding future forecasted results and allocating resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s tangible assets are held in the United States.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements.

The following table is a summary of segment information for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Expenses
Late-stage development	$27,115	$28,765	$55,212	$56,057
Early-stage, preclinical and discovery programs	10,039	5,562	19,817	12,082
R&D personnel related	14,568	10,844	29,442	21,524
Research and development software, facilities and other strategic support	4,907	3,836	9,332	7,057
Other operational infrastructure and advisory support	8,582	4,762	15,693	9,461
Stock-based compensation expense	9,716	10,012	19,724	19,405
Depreciation expense	655	606	1,295	1,205
Interest income	(2,373)	(5,393)	(5,325)	(9,450)
Interest expense	314	—	314	—
Other expense (income), net	6	(44)	11	(43)
Segment net loss and consolidated net loss	$73,529	$58,950	$145,515	$117,298

11. Debt

On June 11, 2025 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) as a borrower with its subsidiaries (each a “Guarantor,” collectively, the “Guarantors”), the lenders party thereto (the “Lenders”), and SLR Investment Corp., as the administrative agent and collateral agent for itself and the Lenders (“SLR”). The Loan and Security Agreement provides for a non-dilutive term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $400.0 million, of which a first tranche of $50.0 million was fully funded on the Closing Date, with future tranches at the Company’s election subject to achievement of milestones consisting of (i) a second tranche of $25.0 million subject to the Company announcing positive data from its phase 2 SUMMIT clinical trial, (ii) a third tranche of $75.0 million subject to the Company announcing positive data from its phase 3 PEAK clinical trial, (iii) a fourth tranche of $50.0 million subject to the Company achieving at least $85.0 million in net product revenue on a trailing six month basis on or prior to June 30, 2027, and (iv) a fifth tranche of $200.0 million subject to mutual agreement of the Company and SLR. As of June 30, 2025, no additional borrowing amounts were available to the Company under the Credit Facility. In July 2025, the second tranche of $25.0 million became available following announcing positive top-line results from the SUMMIT clinical trial.

The Credit Facility matures on June 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to 4.75% plus the greater of (i) one-month term Secured Overnight Financing Rate, and (ii) 4.15% per annum. The Company is obligated to make monthly interest-only payments with respect to the Credit Facility until June 1, 2028; however, if certain conditions are satisfied, then the Company may elect to defer principal payments until June 1, 2029. Thereafter, the Company shall make (i) monthly payments of interest plus (ii) consecutive equal monthly payments of principal through to the Maturity Date. All unpaid principal and accrued and unpaid interest with respect to the Credit Facility is due and payable in full on the Maturity Date. The Company may, at its option at any time, prepay all loans under the Credit Facility by paying the principal balance, plus accrued and unpaid interest, subject to a prepayment premium ranging from 3.0% to 1.0%.

The Company is also required to make a final payment to the Lenders based on the aggregate principal amount of the term loans. This final payment is accreted under the effective interest method over the life of each term loan.

In addition, in connection with the Loan and Security Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance costs. These costs are being amortized using the effective interest method over the term of the Credit Facility. The amortization of debt discount and debt issuance costs is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, the effective interest rate was 12.96%, which takes into consideration the non-cash accretion of the final payment and the amortization of the debt discount and issuance costs.

All obligations under the Loan and Security Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of the assets of the Company and the Guarantors. The Loan and Security Agreement also contains customary covenants, as well as certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants under the Credit Facility and there were no events of default under the Credit Facility as of June 30, 2025.

As of June 30, 2025, the Company’s outstanding debt balance under the Credit Facility consisted of the following (in thousands):

June 30, 2025
Principal amount	$50,000
Unamortized debt discount and issuance costs	(6,051)
Long-term debt, net	$43,949

As of June 30, 2025, the estimated future principal payments due are as follows (in thousands):

June 30, 2025
2024	$—
2025	—
2026	—
2027	—
2028 (7 months)	14,583
Thereafter	35,417
Total	$50,000

Interest expense related to the Credit Facility for the three and six months ended June 30, 2025 was $0.3 million. The Company did not recognize any interest expense related to the Credit Facility during the three and six months ended June 30, 2024.

12. Subsequent Events

On July 10, 2025, the Company completed an underwritten public offering of 25,555,556 shares of its common stock at a public offering price of $9.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 3,333,333 additional shares of common stock). The net proceeds from the offering were approximately $215.8 million, after deducting the underwriting discounts and commissions of $13.8 million and offering expenses of $0.4 million.

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

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST. We also have an ongoing Phase 1 study of our novel internally developed FGFR2/3 inhibitor. In addition to bezuclastinib, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα and KRAS.

The following is an illustration of the status of our current clinical and preclinical programs:

Our Pipeline

Bezuclastinib - SM

The vast majority of AdvSM and Non-AdvSM patients have a KIT D816V mutation. Patients with AdvSM have a significantly diminished lifespan with a median survival of less than 3.5 years. For patients with Non-AdvSM, while their lifespan may not be impacted by the disease, these patients suffer from a poor quality of life and new treatment options are badly needed. The U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) have granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

In the first quarter of 2025, we initiated an expanded access program in the United States for SM patients to receive investigational bezuclastinib after meeting certain eligibility criteria.

SUMMIT (Non-AdvSM)

SUMMIT is our registration-directed randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Non-AdvSM, which includes Indolent Systemic Mastocytosis, Smoldering Systemic Mastocytosis and Bone Marrow Mastocytosis. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. SUMMIT Part 2, the potentially registrational portion of the study, completed enrollment in the fourth quarter of 2024, including over enrollment at 179 patients.

In July 2025, we announced positive top-line results from SUMMIT Part 2 demonstrating clinically meaningful and highly statistically significant improvements across the primary and all key secondary endpoints, including patient-reported symptoms and objective measures of disease burden. Based on these data, we plan to submit our first NDA to the FDA for bezuclastinib in NonAdvSM by the end of 2025. In addition, we plan to present detailed results from the SUMMIT trial at an upcoming medical meeting later this year.

Part 2 of the SUMMIT trial, which was designed to assess the clinical benefit of bezuclastinib versus placebo, achieved its primary endpoint with a highly statistically significant difference in the mean change in total symptom score (“TSS”) at 24 weeks (p=0.0002). TSS was assessed by the Mastocytosis Symptom Severity Daily Diary. The bezuclastinib arm had a mean reduction of 24.3 points in TSS at 24 weeks, versus the placebo arm which had a mean reduction of 15.4 points in TSS, resulting in a placebo-adjusted TSS improvement of 8.91 points. In addition, the SUMMIT trial demonstrated highly statistically significant benefit across all key secondary endpoints, including reduction of serum tryptase on which 87.4% of bezuclastinib-treated patients had ≥50% reduction, compared to no patients in the control arm (87.4% vs. 0%; p<0.0001).

The majority of treatment emergent adverse events (“TEAEs”) (98.3% in bezuclastinib arm vs. 88.3% in placebo arm) were of low grade. The most frequent TEAEs reported on bezuclastinib treatment were hair color change (69.5% bezuclastinib vs. 5.0% placebo), altered taste (23.7% bezuclastinib vs. 0% placebo), nausea (22.0% bezuclastinib vs. 13.3% placebo) and alanine transaminase (“ALT”)/aspartate transaminase (“AST”) elevations (22.0% bezuclastinib vs. 6.6% placebo; >Gr 3, 5.9% vs. 0%). Serious adverse events occurred in 4.2% of patients treated with bezuclastinib, compared to 5.0% of patients treated with placebo. Discontinuations due to treatment-related adverse events occurred in 5.9% of patients treated with bezuclastinib, all due to ALT/AST elevations and all patients fully resolved. There were no hepatic adverse events reported in any patient other than transient and manageable lab abnormalities.

APEX (AdvSM)

APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In April 2023, we initiated Part 2 of the APEX trial, the potentially registrational portion of the study. An additional APEX cohort was initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with systemic mastocytosis with associated hematologic neoplasm (“SM-AHN”). We completed enrollment in APEX Part 2 in the first quarter of 2025 with 58 patients and expect to present top-line results in the second half of 2025.

In December 2024, at the 2024 ASH meeting, we reported updated positive clinical data from Part 1 of the APEX trial. Thirty-two patients were treated in Part 1 at one of four dose levels. In 2024, we announced APEX Part 2 would be conducted at the 150mg QD dose, and patients were subsequently enrolled with the following sub-types: 7 patients with aggressive systemic mastocytosis, 23 patients with SM-AHN, and 2 patients with mast cell leukemia.

As of the cutoff date of October 11, 2024, 32 patients enrolled were evaluated for signs of clinical activity, 27 of whom were mIWG-MRT-ECNM evaluable. An objective response rate (“ORR”) of 52% (including complete remission (“CR”), CR with partial hematologic remission, partial remission, and clinical improvement) was achieved, including 61% ORR for TKI-treatment-naïve patients. An ORR of 88% was achieved by pure pathological response criteria. The median time to achieve response was 2.2 months and median duration of response has not yet been reached. Median progression-free survival (“PFS”) was not yet reached at median follow-up of 20 months and the PFS rate at 24 months was 82%.

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

In the first quarter of 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, intolerant to imatinib or for patients that received prior imatinib therapy that resulted in disease progression, and who meet other inclusion and exclusion criteria.

PEAK (GIST)

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA and the EMA have granted orphan drug designation to bezuclastinib for the treatment of GIST. Patient enrollment for the pivotal portion of the PEAK trial was completed in the third quarter of 2024. Based on strong global patient interest, a total of 413 patients were enrolled in the trial. In addition, we completed a pre-planned interim futility analysis, and the Independent Data Monitoring Committee recommended continuing the PEAK study without modification. This pre-specified analysis was based on an assessment of PFS as determined by independent central review and did not include the option for early stopping due to efficacy. Top-line results are expected in the second half of 2025.

In June 2024, we presented updated positive clinical data from the lead-in portion of the PEAK trial at the 2024 American Society of Clinical Oncology meeting. As of the cutoff date, April 1, 2024, the 42 patients in Part 1 have been on study for a median of 15.3 months. The median progression-free survival (“mPFS”) on the combination of bezuclastinib and sunitinib was 10.2 months in all patients. In a subset of second-line GIST patients with only prior imatinib, a population that most closely resembles patients currently enrolling in the Phase 3 pivotal PEAK study, the data demonstrate a mPFS of 19.4 months. In addition, the ORR in all patients treated with bezuclastinib and sunitinib was 27.5% and in the subset of second-line patients the ORR was 33.3%, per investigator assessment. Combination treatment resulted in a disease control rate of 80% in all patients and 100% in second-line patients with prior imatinib only. As of the data cutoff, the combination of bezuclastinib and sunitinib does not appear to add to the severity of adverse events known to be associated with sunitinib monotherapy and is well-tolerated. The majority of TEAEs were low-grade and reversible and discontinuations due to TEAEs remain limited.

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

Other Bezuclastinib Information

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of June 30, 2025, no other milestone payments have been made. Patents protecting bezuclastinib include composition of matter claims which have been issued in the US and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we filed a patent application in 2023 seeking to protect our optimized formulation of bezuclastinib that is currently being used in all three of our ongoing bezuclastinib clinical trials, which could potentially provide exclusivity through at least 2043.

CGT4859

Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor (“FGFR”). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2/3 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 EORTC-NCI-AACR International Symposium on Molecular Targets and Cancer Therapeutics (“EORTC-NCI-AACR”). Preclinical data demonstrate a profile that exhibits low namomolar potency on WT FGFR2 and FGFR2/3 mutations and is selective against the kinome, as well as a panel of ion channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations. We are actively enrolling our Phase 1 study of CGT4859 in patients with tumors bearing FGFR2/3 mutations, including advanced cholangiocarcinoma. The trial will explore the safety, tolerability and clinical activity of escalating doses of CGT4859 with a goal of selecting an active and well tolerated dose for further clinical investigation.

Research Programs

The Cogent Research Team, based in Boulder, Colorado, is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. For ErbB2, PI3K and KRAS we see opportunities to provide a more robust molecular response compared to existing therapies.

ErbB2

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in December 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). The updated data presented shows that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with greater than 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of ErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. In addition, at the December 2024 SABCS meeting, CGT4255 demonstrated robust efficacy in combination with T-DXd in an NCI-N87-luc Intracranial Her2+ Model, highlighting the ability to treat challenging intercranial tumors. In April of 2025 at the American Association of Cancer Research annual meeting (“AACR 2025”), we presented robust tumor growth inhibition in a mutant Her2-YVMA subcutaneous Patient Derived Xenograft model, supporting potential clinical development in HER2-YVMA lung cancer. These advances continue to highlight a favorable profile for optimal clinical efficacy. We selected our ErbB2 clinical candidate in 2024 and plan to submit an IND application in 2025.

PI3Kα

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. Preclinical data was presented at the October 2024 EORTC-NCI-AACR meeting as well as the December 2024 SABCS meeting, which highlighted that CGT6297 is an allosteric inhibitor of PI3K, was well-tolerated in the tumor growth inhibition efficacy models and has been profiled based on its selectivity for H1047R over WT PI3K. CGT6297 demonstrated low nM potency in H1047R mutant PI3K cell lines, differentiated dose ascending PK in mice with high bioavailability and low clearance. CGT6297 also showed >95% inhibition of pAKT in a H1047R PD model, without increases in insulin or C-peptide. Its efficacy profile was superior to a clinically-relevant dose of alpelisib in the NCI H1048 mouse tumor growth inhibition model. CGT6297 has been selected as our clinical candidate for the PI3K 1047 mutation focused project. At AACR 2025, we presented broad cellular panel profiling across multiple resistant and mutated cell lines, including, for the first time, efficacy against PI3K helical mutations. We also presented TGI data where CGT6297 was highly efficacious in both ST1056 (H1047R mutant) breast cancer and MCF-7 (E545K mutant) breast models. IND-enabling studies have been initiated and we expect to submit an IND application in 2025.

KRAS

Our research team is also developing a potent and selective KRAS inhibitor. Mutations in KRAS are among the most prevalent mutations found in cancer, occurring most often in colorectal cancer, non-small cell lung cancer and pancreatic cancer. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting and highlighted our internally-developed pan KRAS(ON) inhibitor with selectivity over HRAS and NRAS and picomolar (pM) activity across KRAS mutations without the potential liabilities of other molecules in the class. Following oral administration, CGT6737 demonstrated robust PK/PD and tumor growth inhibition with 90% PD inhibition in mouse xenograft models. At AACR 2025, we presented new and advanced lead data on CGT9109. In PK/PD assessment CGT9109 potently inhibited pERK (>90%) when dosed PO at 30 mg/kg in an AsPC-1 KRASG12Dtumor-bearing mouse model. In the same model, CGT9109 also demonstrated robust tumor regression when dosed PO BID at 30 mg/kg. Lead optimization of the CGT9109 series is ongoing.

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $145.5 million for the six months ended June 30, 2025 compared to net losses of $117.3 million for the six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $1,005.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $237.8 million. We expect this existing cash, cash equivalents and marketable securities, combined with the net proceeds of $215.8 million from the underwritten public offering in July 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027, including through potential FDA approval of bezuclastinib for Non-AdvSM and early commercial launch activities.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•
expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants, contractors and contract research organizations;
•
the cost of developing and manufacturing material for use in our preclinical studies and clinical trials, including under agreements with consultants and third party contractors and contract manufacturing organizations;
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

Interest Expense

Interest expense consists of interest incurred on the Credit Facility (as defined below) and associated amortization of issuance costs and the accretion of debt discount.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

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

On July 4, 2025, the President signed the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. We continue to evaluate the impact the new legislation will have on the consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$62,203	$54,294	$7,909
General and administrative	13,379	10,093	3,286
Total operating expenses	75,582	64,387	11,195
Loss from operations	(75,582)	(64,387)	(11,195)
Other income:
Interest income	2,373	5,393	(3,020)
Interest expense	(314)	—	(314)
Other income (expense), net	(6)	44	(50)
Total other income, net	2,053	5,437	(3,384)
Net loss	$(73,529)	$(58,950)	$(14,579)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$27,115	$28,765	$(1,650)
Early-stage, preclinical and discovery programs	10,039	5,562	4,477
Unallocated expenses:
Personnel related (including stock-based compensation)	19,534	15,881	3,653
Laboratory supplies, facility related and other	5,515	4,086	1,429
Total research and development expenses	$62,203	$54,294	$7,909

Total research and development expense increased by $7.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by the continued development of bezuclastinib and progression of our early stage, preclinical and discovery programs. There was also an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 were $13.4 million, compared to $10.1 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily due to higher personnel and support costs due to the growth of the organization including certain commercial readiness activities initiated in the second quarter of 2025.

Interest Income

Interest income for the three months ended June 30, 2025 was $2.4 million, compared to $5.4 million for the three months ended June 30, 2024. The decrease is due to lower invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $0.3 million related to the Credit Facility and associated amortization of financing costs and the accretion of debt discount. Interest expense for the three months ended June 30, 2024 was nil.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2025 and 2024 was less than $0.1 million and represented miscellaneous expense.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$125,232	$106,999	$18,233
General and administrative	25,283	19,792	5,491
Total operating expenses	150,515	126,791	23,724
Loss from operations	(150,515)	(126,791)	(23,724)
Other income:
Interest income	5,325	9,450	(4,125)
Interest expense	(314)	—	(314)
Other income (expense), net	(11)	43	(54)
Total other income, net	5,000	9,493	(4,493)
Net loss	$(145,515)	$(117,298)	$(28,217)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$55,212	$56,057	$(845)
Early-stage, preclinical and discovery programs	19,817	12,082	7,735
Unallocated expenses:
Personnel related (including stock-based compensation)	39,662	31,199	8,463
Laboratory supplies, facility related and other	10,541	7,661	2,880
Total research and development expenses	$125,232	$106,999	$18,233

Total research and development expense increased by $18.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by the continued development of bezuclastinib and progression of our early stage, preclinical and discovery programs. There was also an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $1.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 were $25.3 million, compared to $19.8 million for the six months ended June 30, 2024. The increase in general and administrative expenses was primarily due to higher personnel and support costs due to the growth of the organization including certain commercial readiness activities initiated in the first and second quarter of 2025.

Interest Income

Interest income for the six months ended June 30, 2025 was $5.3 million, compared to $9.5 million for the six months ended June 30, 2024. The decrease is due to lower invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the six months ended June 30, 2025 was $0.3 million related to the Credit Facility and associated amortization of issuance costs and the accretion of debt discount. Interest expense for the six months ended June 30, 2024 was nil.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2025 and 2024 was less than $0.1 million and represented miscellaneous expense.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and have generated only limited revenue to date from funding arrangements with our former collaboration partner. While we may generate revenue in the future from the sale of a product candidate, any such revenue would depend on successful regulatory approval and commercial launch. We have historically funded our operations primarily through the public offering and private placement of our securities, issuance of debt and consideration received from our collaborative agreements.

On May 6, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. As of June 30, 2025, 2,587,992 shares have been sold under the Sales Agreement for net proceeds of approximately $24.3 million.

On February 10, 2023, we filed a Form S-3ASR with the Securities and Exchange Commission (“SEC”) (“2023 Shelf Registration Statement”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

On June 11, 2025, we entered into a loan and security agreement (the “Loan and Security Agreement”) with SLR Investment Corp. (“SLR”) and the other lenders party thereto, which provides for a non-dilutive term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $400.0 million, of which a first tranche of $50.0 million was fully funded as of June 30, 2025, with future tranches at our election subject to achievement of milestones. In July 2025, the second tranche of $25.0 million became available following our announcement of positive top-line results from the SUMMIT clinical trial.

On July 10, 2025, we completed an underwritten public offering of 25,555,556 shares of our common stock at a public offering price of $9.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 3,333,333 additional shares of common stock). The net proceeds from the offering were approximately $215.8 million, after deducting the underwriting discounts and commissions of $13.8 million and offering expenses of $0.4 million.

As of June 30, 2025, we have 138,256,052 shares outstanding on an as-converted basis, which consists of (i) 113,928,492 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 67,414 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) that are convertible into 16,853,500 shares of common stock and (iv) 6,868 shares of Series B Preferred Stock that are convertible into 6,868,000 shares of common stock.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $237.8 million. We expect this existing cash, cash equivalents and marketable securities, combined with the net proceeds of $215.8 million from the underwritten public offering in July 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027, including through potential FDA approval of bezuclastinib for Non-AdvSM and early commercial launch activities.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(121,053)	$(95,230)
Net cash provided by (used in) investing activities	78,289	(83,581)
Net cash provided by financing activities	72,197	213,801
Net increase in cash, cash equivalents and restricted cash	$29,433	$34,990

Operating Activities

During the six months ended June 30, 2025, operating activities used $121.1 million of cash, primarily resulting from our net loss of $145.5 million, partially offset by net non-cash charges of $21.3 million and net cash provided by changes in our operating assets and liabilities of $3.1 million. Changes in our operating assets and liabilities for the six months ended June 30, 2025 consisted primarily of a $2.2 million decrease in prepaid expenses and other current assets and a $1.6 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.7 million decrease in the operating lease liability.

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

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $78.3 million which consisted of maturities and sales of marketable securities, partially offset by purchases of property and equipment and marketable securities.

During the six months ended June 30, 2024, net cash used in investing activities was $83.6 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $72.2 million, which consisted of $47.2 million in proceeds from the Credit Facility, net of paid issuance costs, $24.3 million in proceeds from the issuance of common stock under the ATM, net of paid issuance costs, proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

During the six months ended June 30, 2024, net cash provided by financing activities was $213.8 million, which consisted of $213.3 million in proceeds from the issuance of common stock and Series B Preferred Stock in the Private Placement, net of paid offering costs and proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan.

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
•
unanticipated serious safety concerns related to the use of our product candidates; and
•
the payment of interest and principal related to the Loan and Security Agreement.

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities of $237.8 million, combined with the net proceeds of $215.8 million from the underwritten public offering in July 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027, including through potential FDA approval of bezuclastinib for Non-AdvSM and early commercial launch activities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, the Credit Facility, additional debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended June 30, 2025, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

A description of our material cash requirements, including commitments for capital expenditures, is described above and disclosed in Note 7 and Note 11 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Except as provided below, there have been no material changes to our market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

On June 11, 2025, we entered into the Loan and Security Agreement with SLR and the lenders and guarantors party thereto. As of June 30, 2025, we had $50.0 million outstanding under the Loan and Security Agreement. Amounts outstanding under the Loan and Security Agreement bear interest at an annual rate equal to 4.75% plus the greater of (i) one-month term Secured Overnight Financing Rate (“SOFR”), and (ii) 4.15% per annum. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under the Loan and Security Agreement as of June 30, 2025, for every 100 basis point increase in the interest rates, we would incur approximately $0.5 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as provided below, there have been no material changes from our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The terms of our Loan and Security Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On June 11, 2025, we entered into the Loan and Security Agreement with SLR and the lenders and guarantors party thereto. The Loan and Security Agreement provides for a Credit Facility of up to an aggregate principal amount of $400.0 million, of which a first tranche of $50.0 million was fully funded on June 11, 2025, with future tranches at our election, subject to achievement of milestones consisting of (i) a second tranche of $25.0 million subject to our announcing positive data from our phase 2 SUMMIT clinical trial, (ii) a third tranche of $75.0 million subject to our announcing positive data from its phase 3 PEAK clinical trial, (iii) a fourth tranche of $50.0 million subject to our achieving at least $85.0 million in net product revenue on a trailing six month basis on or prior to June 30, 2027, and (iv) a fifth tranche of $200.0 million subject to mutual agreement of us and SLR. In July 2025, the second tranche of $25.0 million became available following our announcement of positive top-line results from the SUMMIT clinical trial. As security for the obligations under the Loan and Security Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets and those of our guarantors, including intellectual property, subject to certain exceptions.

The Loan and Security Agreement contains a number of representations and warranties, and affirmative and restrictive covenants, including compliance with certain financial covenants, requirements as to financial reporting and insurance, and restrictions (subject to certain exceptions) on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Such terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions.

The amount we may borrow under the Loan and Security Agreement is subject to the achievement of certain clinical, regulatory, and financial milestones. We may not achieve the applicable milestones and therefore may be unable to use the full amount of the Credit Facility. If we do not achieve the milestones, we may need to refinance or secure separate debt or equity financing in order to operate our business, and no assurance can be given that we will be able to renegotiate the terms of the agreement with the lender or that we will be able to secure separate debt or equity financing on favorable terms, if at all.

We are permitted to make interest-only payments on the Credit Facility through May 2028, with principal repayments commencing on June 1, 2028, unless certain conditions are satisfied, which would allow us to defer principal payments until June 1, 2029. However, we may be required to repay the outstanding indebtedness under the Credit Facility if an event of default occurs under the Loan and Security Agreement. An event of default will occur if, among other things, we fail to make payments under the Loan and Security Agreement; we breach any of our covenants under the Loan and Security Agreement, subject to specified cure periods with respect to certain breaches; a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit such third parties to accelerate the maturity of any indebtedness or that could have a material adverse change on us. If the debt under the Loan and Security Agreement were accelerated due to an event of default or otherwise, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern. Moreover, regardless of a potential event of default, the debt under the Loan and Security Agreement matures and is due on June 1, 2030. As a result, we may need to refinance or secure separate financing in order to repay amounts outstanding when due, however, no assurance can be given that an extension will be granted, that we will be able to renegotiate the terms of the agreement with the lenders or that we will be able to secure separate debt or equity financing on favorable terms, if at all.

In order to service our indebtedness, we need to generate cash from our operating activities or additional equity or debt financing. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Fourth Restated Certificate of Incorporation of Cogent Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on June 5, 2025)

10.1*(1)(2)	Loan and Security Agreement, dated as of June 11, 2025, by and between the Company, SLR Investment Corp., and the lenders party thereto

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith

(1) Schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

(2) Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) customarily and actually treated as private or confidential.

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

COGENT BIOSCIENCES, INC.

Date: August 5, 2025	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)