Form 10-Q
period 2025-09-30
Cogent Biosciences, Inc.
filed 2025-11-07
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 142,376,529 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

i

•
the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, banking institution instability, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and the ongoing shutdown of the U.S. federal government;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$125,297	$98,165
Short-term marketable securities	265,593	188,912
Prepaid expenses and other current assets	6,354	9,395
Total current assets	397,244	296,472
Operating lease, right-of-use assets	18,591	20,097
Property and equipment, net	5,274	6,467
Restricted cash	336	—
Other assets	4,488	4,862
Total assets	$425,933	$327,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,029	$12,013
Accrued expenses and other current liabilities	44,511	42,132
Operating lease liabilities	1,706	1,565
Total current liabilities	62,246	55,710
Long-term debt, net	44,250	—
Operating lease liabilities, net of current portion	14,603	15,902
Other liabilities	2,370	—
Total liabilities	123,469	71,612
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 67,414 and 70,465 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	53,830	56,515
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 6,868 shares issued and outstanding at September 30, 2025 and December 31, 2024	54,085	54,085
Common stock, $0.001 par value; 300,000,000 shares authorized; 139,827,662 and 110,461,729 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	141	110
Additional paid-in capital	1,280,128	1,004,612
Accumulated other comprehensive income	208	447
Accumulated deficit	(1,085,928)	(859,483)
Total stockholders’ equity	302,464	256,286
Total liabilities and stockholders’ equity	$425,933	$327,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$68,989	$63,614	$194,221	$170,613
General and administrative	14,366	11,800	39,649	31,592
Total operating expenses	83,355	75,414	233,870	202,205
Loss from operations	(83,355)	(75,414)	(233,870)	(202,205)
Other income:
Interest income	3,887	4,779	9,212	14,229
Interest expense	(1,459)	—	(1,773)	—
Other income (expense), net	(3)	1	(14)	44
Total other income, net	2,425	4,780	7,425	14,273
Net loss	$(80,930)	$(70,634)	$(226,445)	$(187,932)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(125.45)	$(130.29)	$(388.68)	$(359.45)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	67,414	74,030	67,662	74,319

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(501.89)	$(521.11)	$(1,554.75)	$(1,437.80)
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	6,868	6,868	6,868	10,692

Net loss per share, basic and diluted, common stock	$(0.50)	$(0.52)	$(1.55)	$(1.44)
Weighted average common stock outstanding, basic and diluted	137,550,159	110,165,580	121,863,525	101,435,402

Comprehensive loss:
Net loss	$(80,930)	$(70,634)	$(226,445)	$(187,932)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	195	1,088	(239)	650
Total other comprehensive income (loss)	195	1,088	(239)	650
Comprehensive loss	$(80,735)	$(69,546)	$(226,684)	$(187,282)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286
Issuance of common stock under ATM program, net of issuance costs of $0.7 million	—	—	—	—	2,587,992	3	24,247	—	—	24,250
Conversion of Series A non-voting convertible preferred stock into common stock	(2,767)	(2,435)	—	—	691,750	1	2,434	—	—	—
Issuance of common stock from exercises	—	—	—	—	26,842	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	88,141	—	584	—	—	584
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(283)	—	(283)
Stock-based compensation expense	—	—	—	—	—	—	10,008	—	—	10,008
Net loss	—	—	—	—	—	—	—	—	(71,986)	(71,986)
Balances at March 31, 2025	67,698	$54,080	6,868	$54,085	113,856,454	$114	$1,042,021	$164	$(931,469)	$218,995
Conversion of Series A non-voting convertible preferred stock into common stock	(284)	(250)	—	—	71,000	—	250	—	—	—
Issuance of common stock from exercises	—	—	—	—	1,038	—	5	—	—	5
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(151)	—	(151)
Stock-based compensation expense	—	—	—	—	—	—	9,716	—	—	9,716
Net loss	—	—	—	—	—	—	—	—	$(73,529)	(73,529)
Balances at June 30, 2025	67,414	$53,830	6,868	$54,085	113,928,492	$114	$1,051,992	$13	$(1,004,998)	$155,036
Issuance of common stock in underwritten public offering, net of offering costs of $14.3 million	—	—	—	—	25,555,556	26	215,723	—	—	215,749
Issuance of common stock from exercises	—	—	—	—	137,991	—	1,044	—	—	1,044
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	125,623	1	765	—	—	766
Issuance of common stock upon RSU vesting	—	—	—	—	80,000	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	195	—	195
Stock-based compensation expense	—	—	—	—	—	—	10,604	—	—	10,604
Net loss	—	—	—	—	—	—	—	—	(80,930)	(80,930)
Balances at September 30, 2025	67,414	$53,830	6,868	$54,085	139,827,662	$141	$1,280,128	$208	$(1,085,928)	$302,464

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	74,465	$60,035	—	$—	86,124,249	$86	$801,059	$246	$(603,624)	$257,802
Issuance of Series B non-voting convertible preferred stock and common stock, net of offering costs of $11.6 million, in connection with the Private Placement	—	—	12,280	87,364	17,717,997	18	126,034	—	—	213,416
Exchange of common stock for Series B non-voting convertible preferred stock	—	—	8,300	74,754	(8,300,000)	(8)	(74,746)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	71,150	—	356	—	—	356
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(285)	—	(285)
Stock-based compensation expense	—	—	—	—	—	—	9,393	—	—	9,393
Net loss	—	—	—	—	—	—	—	—	(58,348)	(58,348)
Balances at March 31, 2024	74,465	$60,035	20,580	$162,118	95,613,396	$96	$862,096	$(39)	$(661,972)	$422,334
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	(13,712)	(107,980)	13,712,000	13	107,967	—	—	-
Change in estimate on Private Placement offering costs	—	—	—	(53)	—	—	(76)	—	—	(129)
Issuance of common stock from exercises	—	—	—	—	17,828	—	109	—	—	109
Unrealized losses on marketable securities	—	—	—	-	—	—	-	(153)	—	(153)
Stock-based compensation expense	—	—	—	—	—	—	10,012	—	—	10,012
Net loss	—	—	—	—	—	—	—	—	(58,950)	(58,950)
Balances at June 30, 2024	74,465	$60,035	6,868	$54,085	109,343,224	$109	$980,108	$(192)	$(720,922)	$373,223
Conversion of Series A non-voting convertible preferred stock into common stock	(4,000)	(3,520)	—	—	1,000,000	1	3,519	—	—	-
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	105,743	—	561	—	—	561
Issuance of common stock from exercises	—	—	—	—	9,282	—	63	—	—	63
Unrealized gains on marketable securities	—	—	—	—	—	—	—	1,088	—	1,088
Stock-based compensation expense	—	—	—	—	—	—	10,358	—	—	10,358
Net loss	—	—	—	—	—	—	—	—	(70,634)	(70,634)
Balances at September 30, 2024	70,465	$56,515	6,868	$54,085	110,458,249	$110	$994,609	$896	$(791,556)	$314,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(226,445)	$(187,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,936	1,825
Stock-based compensation expense	30,328	29,763
Amortization of operating leases, right-of-use assets	1,506	1,418
Net amortization (accretion) of premiums (discounts) on marketable securities	(906)	(5,015)
Amortization of long-term debt discount and issuance costs	363	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,041	(948)
Other assets	374	(2)
Accounts payable	4,016	4,406
Accrued expenses and other current liabilities	1,586	10,295
Operating lease liability	(1,158)	(1,024)
Other liabilities	20	—
Net cash used in operating activities	(185,339)	(147,214)
Cash flows from investing activities:
Purchases of property and equipment	(743)	(498)
Purchases of marketable securities	(291,949)	(242,879)
Maturities and sales of marketable securities	215,935	219,982
Net cash used in investing activities	(76,757)	(23,395)
Cash flows from financing activities:
Proceeds from long-term debt	49,291	—
Payment of debt issuance costs	(2,304)	—
Proceeds from issuance of common stock under ATM, net of issuance costs of $0.7 million	24,250	—
Proceeds from issuance of common stock in public offering, net of offering costs of $14.3 million	215,792	—
Proceeds from issuance of common stock and Series B Preferred Stock in connection with the Private Placement, net of offering costs of $11.6 million	—	213,336
Proceeds from issuance of common stock upon stock option exercises	1,185	172
Proceeds from issuance of stock from employee stock purchase plan	1,350	917
Net cash provided by financing activities	289,564	214,425
Net increase in cash, cash equivalents and restricted cash	27,468	43,816
Cash, cash equivalents and restricted cash at beginning of period	98,165	53,229
Cash, cash equivalents and restricted cash at end of period	$125,633	$97,045
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,410	$—
Supplemental disclosure of noncash investing and financing information:
Debt discount included in accrued expenses and other liabilities	$3,100	$—
Offering costs included in accounts payable and accrued expenses	$43	$45
Conversion of Series A Preferred Stock into common shares	$2,685	$3,520
Conversion of Series B Preferred Stock into common shares	$—	$107,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company is developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”), and GIST. The Company also has an ongoing Phase 1 study of its novel internally developed FGFR2/3 inhibitor. In addition, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα, KRAS and JAK2.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $226.4 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $1,085.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed unaudited consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024 have been made. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$265,385	$221	$(13)	$265,593
	$265,385	$221	$(13)	$265,593

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$188,465	$451	$(4)	$188,912
	$188,465	$451	$(4)	$188,912

As of September 30, 2025, the Company held one security in an unrealized loss position. The aggregate fair value of the security held by the Company in an unrealized loss position for less than twelve months as of September 30, 2025 was $14.6 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2024, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2024 was $8.9 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three and nine months ended September 30, 2025 and for the year ended December 31, 2024.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$67,427	$—	$—	$67,427
Marketable securities:
U.S. Treasury bills and notes	$—	$265,593	$—	$265,593
Total assets	$67,427	$265,593	$—	$333,020

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,946	$—	$—	$85,946
Marketable securities:
U.S. Treasury bills and notes	$—	$188,912	$—	$188,912
Total assets	$85,946	$188,912	$—	$274,858

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three and nine months ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued employee compensation and benefits	$10,498	$12,259
Accrued external research and development expense	22,279	19,957
Accrued external manufacturing costs	4,424	6,548
Accrued professional and consulting services	6,025	2,995
Other	1,285	373
Total	$44,511	$42,132

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

Cumulatively, through September 30, 2025, 95,911 shares of Series A Preferred Stock, or 58.7% of the previously issued Series A Preferred Stock, have been converted into 23,977,750 shares of common stock. The 67,414 shares of Series A Preferred Stock outstanding as of September 30, 2025 are convertible into 16,853,500 shares of common stock. Cumulatively, through September 30, 2025, 13,712 shares of the Series B Preferred Stock, or 66.6% of the previously issued Series B Preferred Stock, have been converted into 13,712,000 shares of common stock. The 6,868 shares of Series B Preferred Stock outstanding as of September 30, 2025 are convertible into 6,868,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of September 30, 2025.

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

On May 6, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. As of September 30, 2025, 2,587,992 shares have been sold under the Sales Agreement for net proceeds of approximately $24.3 million.

The Company issued certain pre-funded warrants in 2022. Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of September 30, 2025, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding.

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

On July 10, 2025, the Company completed an underwritten public offering of 25,555,556 shares of our common stock at a public offering price of $9.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 3,333,333 additional shares of common stock). The net proceeds from the offering were approximately $215.8 million, after deducting the underwriting discounts and commissions of $13.8 million and offering expenses of $0.4 million.

At the Company’s 2024 annual meeting of stockholders on June 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (the “Amendment”), to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Amendment, which became effective immediately upon such filing. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 6,868 shares of Series B Preferred Stock remain outstanding as of September 30, 2025.

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

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 4,418,469 shares effective as of January 1, 2025. As of September 30, 2025, 1,669,043 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. A total of 3,750,000 shares of common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. On November 5, 2020, the Company filed a Registration Statement on Form S-8 related to the 3,750,000 shares of its common stock reserved for issuance under the Inducement Plan. As of September 30, 2025, 1,021,195 shares of common stock remain available for issuance under the Inducement Plan.

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

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2025. As of September 30, 2025, 302,733 shares remain available for issuance under the ESPP.

Performance-based restricted stock units

In February 2023, the board of directors approved grants to executives in aggregate of up to 2,500,000 PSUs (“Executive PSUs”) under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve an increase to the number of shares reserved for issuance under the 2018 Plan (the “2023 Pool Increase”). On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. The Company granted an additional 214,000 PSUs to the Chief Commercial Officer upon his start date with the same terms and conditions as the awards granted in 2023. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. As of September 30, 2025, two of the research performance milestones and three of the development performance milestones were achieved and another one of the research performance milestones was determined to be probable of achievement.

During the nine months ended September 30, 2025, the Company granted 340,000 performance-based restricted stock units to certain non-executives (“Non-executive PSUs”) under the 2018 Plan. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through September 30, 2025, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three and nine months ended September 30, 2025.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Time-based stock options	$7,423	$7,880	$22,488	$22,824
Employee stock purchase plan	240	160	538	482
Time-based restricted stock units	39	57	152	153
Performance-based restricted stock units	2,902	2,261	7,150	6,304
Total	$10,604	$10,358	$30,328	$29,763

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$5,379	$4,801	$15,599	$13,953
General and administrative expenses	5,225	5,557	14,729	15,810
Total	$10,604	$10,358	$30,328	$29,763

As of September 30, 2025, total unrecognized compensation cost related to the unvested time-based stock options was $61.6 million, which is expected to be recognized over a weighted average period of 2.64 years.

As of September 30, 2025, the total amount of unrecognized compensation cost related to the stock price hurdles for the unvested Executive PSUs was $3.3 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 0.40 years. The Company recorded incremental expense of $0.7 million as a cumulative adjustment resulting from a change in probability of achievement on two milestones during the nine months ended September 30, 2025.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of September 30, 2025, no other milestone payments have been made or are considered probable of occurring, however, $5.0 million may become payable in the next twelve months as a result of future regulatory filings.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 or its consolidated financial statements as of December 31, 2024.

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

8. Net Loss per Share

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that the Series A Preferred Stock and Series B Preferred Stock should be considered additional classes of common stock for purposes of calculating net loss per share, utilizing the two-class method in accordance with ASC 260 Earnings Per Share. Basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 as previously presented was $0.64 and $1.85, respectively, and as revised is $0.52 and $1.44, respectively. Net loss per share attributable to holders of Series A Preferred Stock and Series B Preferred Stock was not previously presented.

The following tables set forth the computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2025			2024 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(8,457)	$(3,447)	$(69,026)	$(9,645)	$(3,579)	$(57,410)
Denominator:
Weighted average shares outstanding, basic and diluted	67,414	6,868	137,550,159	74,030	6,868	110,165,580
Net loss per share, basic and diluted	$(125.45)	$(501.89)	$(0.50)	$(130.29)	$(521.11)	$(0.52)

	Nine Months Ended September 30,
	2025			2024 (Revised)
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(26,299)	$(10,678)	$(189,468)	$(26,714)	$(15,373)	$(145,845)
Denominator:
Weighted average shares outstanding, basic and diluted	67,662	6,868	121,863,525	74,319	10,692	101,435,402
Net loss per share, basic and diluted	$(388.68)	$(1,554.75)	$(1.55)	$(359.45)	$(1,437.80)	$(1.44)

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

	September 30,
	2025	2024
Stock options to purchase common stock	27,499,141	21,221,213
Performance-based restricted stock units subject to vesting	3,054,000	2,714,000
Time-based restricted stock units subject to vesting	—	80,000
	30,553,141	24,015,213

In accordance with ASC Topic 260, Earnings Per Share, the outstanding pre-funded warrants are included in the computation of basic and diluted net loss per share because the exercise price is negligible ($0.01 per share) and they are fully vested and exercisable at any time after the original issuance date.

9. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Contributions under the plan were approximately $1.7 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements.

The following table is a summary of segment information for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses
Late-stage development	$32,230	$34,740	$87,442	$90,797
Early-stage, preclinical and discovery programs	10,555	7,626	30,372	19,708
R&D personnel related	15,206	11,722	44,802	33,246
Research and development software, facilities and other strategic support	5,014	4,145	14,192	11,202
Other operational infrastructure and advisory support	9,105	6,203	24,798	15,664
Stock-based compensation expense	10,604	10,358	30,328	29,763
Depreciation expense	641	620	1,936	1,825
Interest income	(3,887)	(4,779)	(9,212)	(14,229)
Interest expense	1,459	—	1,773	—
Other expense (income), net	3	(1)	14	(44)
Segment net loss and consolidated net loss	$80,930	$70,634	$226,445	$187,932

11. Debt

On June 11, 2025 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) as a borrower with its subsidiaries (each a “Guarantor,” collectively, the “Guarantors”), the lenders party thereto (the “Lenders”), and SLR Investment Corp., as the administrative agent and collateral agent for itself and the Lenders (“SLR”). The Loan and Security Agreement provides for a non-dilutive term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $400.0 million, of which a first tranche of $50.0 million was fully funded on the Closing Date, with future tranches at the Company’s election subject to achievement of milestones consisting of (i) a second tranche of $25.0 million subject to the Company announcing positive data from its Phase 2 SUMMIT clinical trial, (ii) a third tranche of $75.0 million subject to the Company announcing positive data from its Phase 3 PEAK clinical trial, (iii) a fourth tranche of $50.0 million subject to the Company achieving at least $85.0 million in net product revenue on a trailing six month basis on or prior to June 30, 2027, and (iv) a fifth tranche of $200.0 million subject to mutual agreement of the Company and SLR. In July 2025, the second tranche of $25.0 million became available following announcing positive top-line results from the SUMMIT clinical trial, and as of September 30, 2025, no additional tranches were available to the Company under the Credit Facility.

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

In addition, in connection with the Loan and Security Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance costs. These costs are being amortized using the effective interest method over the term of the Credit Facility. The amortization of debt discount and debt issuance costs is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025, the effective interest rate was 12.9%, which takes into consideration the non-cash accretion of the final payment and the amortization of the debt discount and issuance costs.

All obligations under the Loan and Security Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of the assets of the Company and the Guarantors. The Loan and Security Agreement also contains customary covenants, as well as certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants under the Credit Facility and there were no events of default under the Credit Facility as of September 30, 2025.

As of September 30, 2025, the Company’s outstanding debt balance under the Credit Facility consisted of the following (in thousands):

September 30, 2025
Principal amount	$50,000
Unamortized debt discount and issuance costs	(5,750)
Long-term debt, net	$44,250

As of September 30, 2025, the estimated future principal payments due are as follows (in thousands):

September 30, 2025
2024	$—
2025	—
2026	—
2027	—
2028 (7 months)	14,583
Thereafter	35,417
Total	$50,000

Interest expense related to the Credit Facility for the three and nine months ended September 30, 2025 was $1.5 million and $1.8 million, respectively. The Company did not recognize any interest expense related to the Credit Facility during the three and nine months ended September 30, 2024.

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

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST. We also have an ongoing Phase 1 study of our novel internally developed FGFR2/3 inhibitor. In addition, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases initially targeting mutations in ErbB2, PI3Kα, KRAS and JAK2.

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

SUMMIT (Non-AdvSM)

SUMMIT is our registration-directed randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with Non-AdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe Non-AdvSM, which includes Indolent Systemic Mastocytosis, Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. SUMMIT Part 1 completed enrollment in the third quarter of 2023, including over enrollment at 54 patients across Part 1a and Part 1b. SUMMIT Part 2, the potentially registrational portion of the study, completed enrollment in the fourth quarter of 2024, including over enrollment at 179 patients.

In July 2025, we announced positive top-line results from SUMMIT Part 2 demonstrating clinically meaningful and highly statistically significant improvements across the primary and all key secondary endpoints, including patient-reported symptoms and objective measures of disease burden. We plan to present more detailed results from the SUMMIT trial in two oral presentations at the 2025 ASH meeting in December 2025. In October 2025, the FDA granted Breakthrough Therapy Designation for bezuclastinib in Non-AdvSM patients previously treated with avapritinib as well as in patients with SSM, both patient populations with no currently approved standard of care. Based on our top-line results from SUMMIT Part 2 and our interactions with the FDA, we remain on track to submit our first NDA for bezuclastinib by the end of 2025 to treat patients with Non-AdvSM.

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

APEX (AdvSM)

APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. In April 2023, we initiated Part 2 of the APEX trial, the potentially registrational portion of the study. An additional APEX cohort was initiated in the third quarter of 2023 and is designed to allow concomitant administration of bezuclastinib with azacitadine in patients with systemic mastocytosis with associated hematologic neoplasm (“SM-AHN”). We completed enrollment in APEX Part 2 in the first quarter of 2025 with 58 patients and plan to present top-line results in December 2025.

In December 2024, at the 2024 ASH meeting, we reported updated positive clinical data from Part 1 of the APEX trial. Thirty-two patients were treated in Part 1 at one of four dose levels. In 2024, we announced APEX Part 2 would be conducted at the 150mg daily dose, and patients were subsequently enrolled with the following sub-types: 7 patients with aggressive systemic mastocytosis, 23 patients with SM-AHN, and 2 patients with mast cell leukemia.

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

PEAK (GIST)

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. The FDA and the EMA have granted orphan drug designation to bezuclastinib for the treatment of GIST. Patient enrollment for the pivotal portion of the PEAK trial was completed in the third quarter of 2024. Based on strong global patient interest, a total of 413 patients were enrolled in the trial. In addition, we completed a pre-planned interim futility analysis, and the Independent Data Monitoring Committee recommended continuing the PEAK study without modification. This pre-specified analysis was based on an assessment of PFS as determined by independent central review and did not include the option for early stopping due to efficacy. We plan to present top line results in November 2025.

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

Other Bezuclastinib Information

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. As of September 30, 2025, no other milestone payments have been made. Patents protecting bezuclastinib include composition of matter claims which have been issued in the United States and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we filed a patent application in 2023 seeking to protect our optimized formulation of bezuclastinib that is currently being used in all three of our ongoing bezuclastinib clinical trials, which could potentially provide exclusivity through at least 2043.

CGT4859

Our research team is building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor (“FGFR”). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. In April 2023, we reported preclinical data at the American Association for Cancer Research (“AACR”) 2023 Annual Meeting providing the first published evidence of CGT4859 a reversible, selective FGFR2/3 inhibitor with coverage of activating and emerging resistance mutations that spares inhibition of FGFR1. Preclinical data demonstrate a profile that delivers equipotent coverage across both key gatekeeper and molecular brake mutations (V564X, N549X) in FGFR2, while avoiding any evidence of FGFR1-linked hyperphosphatemia at efficacious plasma concentrations. In October 2023, we presented updated preclinical data at the 2023 EORTC-NCI-AACR International Symposium on Molecular Targets and Cancer Therapeutics (“EORTC-NCI-AACR”). Preclinical data demonstrate a profile that exhibits low nanomolar potency on WT FGFR2 and FGFR2/3 mutations and is selective against the kinome, as well as a panel of ion channels and receptors. Exploratory pharmacokinetics studies conducted across species showed CGT4859 to be a low-clearance compound with high oral bioavailability. Further, in a mutant-driven mouse model, CGT4859 demonstrated dose-responsive tumor growth inhibition with complete regressions at 5 mg/kg PO and was well-tolerated. In addition, as a reversible inhibitor, the Cogent program retains enzymatic potency against potential cysteine 491 mutations. We are actively enrolling our Phase 1 study of CGT4859 in patients with tumors bearing FGFR2/3 mutations, including advanced cholangiocarcinoma. The trial will explore the safety, tolerability and clinical activity of escalating doses of CGT4859 with a goal of selecting an active and well tolerated dose for further clinical investigation.

Research Programs

The Cogent Research Team, based in Boulder, Colorado, is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. For ErbB2, PI3K and KRAS we see opportunities to provide a more robust molecular response compared to existing therapies.

ErbB2

Our research team is also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor indications. In April 2023, we reported preclinical data at AACR describing a series of novel compounds which potently inhibit several key ErbB2 mutations, including YVMA insertions, while sparing inhibition of EGFR. An exemplar compound from these series demonstrates advantages versus tucatinib, an approved benchmark compound, on tumor growth inhibition in a peripheral ErbB2 L755S driven mutant model, as well as in an ErbB2 driven intracranial model. Recent program advances with a novel chemotype have further improved ErbB2 mutational potency and selectivity and improved human whole blood stability to nearly 24 hours, suggesting a favorable profile for optimal clinical efficacy. Updated data was presented in December 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). The updated data presented showed that CGT4255 demonstrated low nM potency against ErbB2 wild-type and oncogenic ErbB2 mutations with greater than 100-fold selectivity over wild-type-EGFR. In addition to impressive selectivity across a broad range of kinases, receptors and ion channels, CGT4255 has exceptional half-life in human whole blood and liver cytosol fractions. Dose ascending PK data in mice showed low clearance and high oral bioavailability at all doses, with best-in-class 80% brain penetrance at 100 mg/kg. Maximum inhibition of ErbB2 was observed at a 30 mg/kg PO dose in both NIH/3T3 ErbB2-YVMA and ErbB2-L755S tumor models, with complete regressions at 100 mg/kg PO BID in the NIH3T3 ErbB2-L755S TGI model and was well tolerated. In addition, at the December 2024 SABCS meeting, CGT4255 demonstrated robust efficacy in combination with T-DXd in an NCI-N87-luc Intracranial Her2+ Model, highlighting the ability to treat challenging intercranial tumors. In April of 2025 at the American Association of Cancer Research annual meeting (“AACR 2025”), we presented robust tumor growth inhibition in a mutant Her2-YVMA subcutaneous Patient Derived Xenograft model, supporting potential clinical development in HER2-YVMA lung cancer. These advances continue to highlight a favorable profile for optimal clinical efficacy. We recently received clearance from the FDA on our IND submission for CGT4255 and plan to initiate a Phase 1 clinical trial in November 2025.

PI3Kα

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. Preclinical data was presented at the October 2024 EORTC-NCI-AACR meeting as well as the December 2024 SABCS meeting, which highlighted that CGT6297 is an allosteric inhibitor of PI3K, was well-tolerated in the tumor growth inhibition efficacy models and has been profiled based on its selectivity for H1047R over WT PI3K. CGT6297 demonstrated low nM potency in H1047R mutant PI3K cell lines, differentiated dose ascending PK in mice with high bioavailability and low clearance. CGT6297 also showed >95% inhibition of pAKT in a H1047R PD model, without increases in insulin or C-peptide. Its efficacy profile was superior to a clinically-relevant dose of alpelisib in the NCI H1048 mouse tumor growth inhibition model. CGT6297 has been selected as our clinical candidate for the PI3K 1047 mutation focused project. At AACR 2025, we presented broad cellular panel profiling across multiple resistant and mutated cell lines, including, for the first time, efficacy against PI3K helical mutations. We also presented TGI data where CGT6297 was highly efficacious in both ST1056 (H1047R mutant) breast cancer and MCF-7 (E545K mutant) breast models. IND-enabling studies have been initiated and we expect to submit an IND application in the fourth quarter of 2025.

KRAS

Our research team is also developing a potent and selective KRAS inhibitor. Mutations in KRAS are among the most prevalent mutations found in cancer, occurring most often in colorectal cancer, non-small cell lung cancer and pancreatic cancer. Preclinical data was presented at the 2024 EORTC-NCI-AACR meeting and highlighted our internally-developed pan KRAS(ON) inhibitor with selectivity over HRAS and NRAS and picomolar (pM) activity across KRAS mutations without the potential liabilities of other molecules in the class. Following oral administration, CGT6737 demonstrated robust PK/PD and tumor growth inhibition with 90% PD inhibition in mouse xenograft models. At AACR 2025, we presented new and advanced lead data on CGT9109. In PK/PD assessment CGT9109 potently inhibited pERK (>90%) when dosed PO at 30 mg/kg in an AsPC-1 KRASG12Dtumor-bearing mouse model. In the same model, CGT9109 also demonstrated robust tumor regression when dosed PO BID at 30 mg/kg. Lead optimization of the CGT9109 series is ongoing. At the European Organization for Research and Treatment of Cancer meeting in October of 2025, our internally developed KRAS(ON/OFF) inhibitor CGT1263 was presented showing clear selectivity over HRAS and NRAS, with picomolar (pM) activity across a broad panel of KRAS mutant cell lines. In addition, the data presented also characterized CGT1815 (the prodrug of CGT1263), which is designed to optimize human pharmacokinetic performance, supported by pharmacokinetics data from both CGT1815 and CGT1263 across multiple species. Finally, the data presented highlighted that CGT1815 demonstrates superior efficacy in KRASG12D and KRASG12V tumor growth inhibition studies when compared to RMC-6236. We plan submit an IND for this program in 2026.

JAK2

Our research team is developing a novel, wild-type-sparing, JAK2 V617F mutant-selective inhibitor. The JAK2 V617F mutation is the most prevalent molecular abnormality in BCR-ABL-negative myeloproliferative neoplasms, occurring in approximately 95% of patients with polycythemia vera, and 50% of patients with essential thrombocythemia or primary myelofibrosis. At the 2025 ASH annual meeting, we plan to present preclinical data for our lead compound, CGT1145. The data generated across the lead series demonstrates potential best-in-class potency with JAK2 V617F cellular IC50s of 76nM in the mechanistic JAK2 V617F cellular assay and is >150-fold selective over JAK2 WT. This compound shows high kinome selectivity with advanceable oral bioavailability across species. CGT1145 afforded robust dose dependent tumor phospho-STAT5 suppression (PK/PD) in HEL 92.1.7 cells tumors, as well as dose dependent inhibition of splenomegaly in the Ba/F3-EPOR-JAK2V617F mouse model of human disease. We plan to submit an IND for this program in 2026.

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $226.4 million for the nine months ended September 30, 2025 compared to net losses of $187.9 million for the nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $1,085.9 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $390.9 million. We believe that our cash, cash equivalents and marketable securities, together with the $37.8 million net proceeds from shares sold under our at-the-market facility, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027, including through potential FDA approval of bezuclastinib for Non-AdvSM and early commercial launch activities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$68,989	$63,614	$5,375
General and administrative	14,366	11,800	2,566
Total operating expenses	83,355	75,414	7,941
Loss from operations	(83,355)	(75,414)	(7,941)
Other income:
Interest income	3,887	4,779	(892)
Interest expense	(1,459)	—	(1,459)
Other income (expense), net	(3)	1	(4)
Total other income, net	2,425	4,780	(2,355)
Net loss	$(80,930)	$(70,634)	$(10,296)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$32,230	$34,740	$(2,510)
Early-stage, preclinical and discovery programs	10,555	7,626	2,929
Unallocated expenses:
Personnel related (including stock-based compensation)	20,585	16,928	3,657
Laboratory supplies, facility related and other	5,619	4,320	1,299
Total research and development expenses	$68,989	$63,614	$5,375

Total research and development expense increased by $5.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by the continued development of bezuclastinib including our on-going SUMMIT, PEAK and APEX clinical trials, and the continued progression of our early stage, preclinical and discovery programs. There was also an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $0.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were $14.4 million, compared to $11.8 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily due to higher personnel and support costs due to the growth of the organization, including commercial readiness activities initiated in 2025.

Interest Income

Interest income for the three months ended September 30, 2025 was $3.9 million, compared to $4.8 million for the three months ended September 30, 2024. The decrease is due to lower interest rates and lower invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the three months ended September 30, 2025 was $1.5 million related to the Credit Facility and associated amortization of financing costs and the accretion of debt discount. Interest expense for the three months ended September 30, 2024 was nil.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2025 and 2024 was less than $0.1 million and represented miscellaneous expense.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$194,221	$170,613	$23,608
General and administrative	39,649	31,592	8,057
Total operating expenses	233,870	202,205	31,665
Loss from operations	(233,870)	(202,205)	(31,665)
Other income:
Interest income	9,212	14,229	(5,017)
Interest expense	(1,773)	—	(1,773)
Other income (expense), net	(14)	44	(58)
Total other income, net	7,425	14,273	(6,848)
Net loss	$(226,445)	$(187,932)	$(38,513)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$87,442	$90,797	$(3,355)
Early-stage, preclinical and discovery programs	30,372	19,708	10,664
Unallocated expenses:
Personnel related (including stock-based compensation)	60,400	48,127	12,273
Laboratory supplies, facility related and other	16,007	11,981	4,026
Total research and development expenses	$194,221	$170,613	$23,608

Total research and development expense increased by $23.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by the continued development of bezuclastinib including our on-going SUMMIT, PEAK and APEX clinical trials, and the continued progression of our early stage, preclinical and discovery programs. There was also an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $1.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were $39.6 million, compared to $31.6 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily due to higher personnel and support costs due to the growth of the organization, including commercial readiness activities initiated in 2025.

Interest Income

Interest income for the nine months ended September 30, 2025 was $9.2 million, compared to $14.2 million for the nine months ended September 30, 2024. The decrease is due to lower interest rates and lower invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the nine months ended September 30, 2025 was $1.8 million related to the Credit Facility and associated amortization of issuance costs and the accretion of debt discount. Interest expense for the nine months ended September 30, 2024 was nil.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2025 and 2024 was less than $0.1 million and represented miscellaneous expense.

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

On May 6, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. As of September 30, 2025, 2,587,992 shares have been sold under the Sales Agreement for net proceeds of approximately $24.3 million.

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

As of September 30, 2025, we have 164,155,222 shares outstanding on an as-converted basis, which consists of (i) 139,827,662 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 67,414 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) that are convertible into 16,853,500 shares of common stock and (iv) 6,868 shares of Series B Preferred Stock that are convertible into 6,868,000 shares of common stock.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $390.9 million. We believe that our cash, cash equivalents and marketable securities, together with the $37.8 million net proceeds from shares sold under our at-the-market facility, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027, including through potential FDA approval of bezuclastinib for Non-AdvSM and early commercial launch activities.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(185,339)	$(147,214)
Net cash used in investing activities	(76,757)	(23,395)
Net cash provided by financing activities	289,564	214,425
Net increase in cash, cash equivalents and restricted cash	$27,468	$43,816

Operating Activities

During the nine months ended September 30, 2025, operating activities used $185.3 million of cash, primarily resulting from our net loss of $226.4 million, partially offset by net non-cash charges of $33.2 million and by net cash provided by changes in our operating assets and liabilities of $7.9 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2025 consisted primarily of a $3.0 million decrease in prepaid expenses and other current assets, a $5.6 million increase in accounts payable and accrued expenses and other current liabilities, and a $0.4 million decrease in other assets, partially offset by a $1.2 million decrease in the operating lease liability.

During the nine months ended September 30, 2024, operating activities used $147.2 million of cash, primarily resulting from our net loss of $187.9 million, partially offset by net non-cash charges of $28.0 million and by net cash provided by changes in our operating assets and liabilities of $12.7 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2024 consisted primarily of a $14.7 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.9 million increase in prepaid expenses and other current assets, and a $1.0 million decrease in the operating lease liability.

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $76.8 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

During the nine months ended September 30, 2024, net cash used in investing activities was $23.4 million which consisted of purchases of property and equipment and marketable securities, partially offset by maturities and sales of marketable securities.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $289.6 million, which consisted of $215.8 million in proceeds from the issuance of common stock in a public offering, net of paid offering costs, $47.0 million in proceeds from the Credit Facility, net of paid issuance costs, $24.3 million in proceeds from the issuance of common stock under the ATM, net of paid issuance costs, proceeds from the issuance of common stock under the ESPP and proceeds from the issuance of common stock upon stock option exercises.

During the nine months ended September 30, 2024, net cash provided by financing activities was $214.4 million, which consisted of $213.3 million in proceeds from the issuance of common stock and Series B Preferred Stock in the Private Placement, net of paid offering costs, proceeds from the issuance of common stock under the ESPP and proceeds from the issuance of common stock upon stock option exercises.

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

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $390.9 million. We believe that our cash, cash equivalents and marketable securities, together with the $37.8 million net proceeds from shares sold under our at-the-market facility, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027, including through potential FDA approval of bezuclastinib for Non-AdvSM and early commercial launch activities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding to complete the critical activities planned to support ongoing research and development programs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended September 30, 2025, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

On June 11, 2025, we entered into the Loan and Security Agreement with SLR and the lenders and guarantors party thereto. As of September 30, 2025, we had $50.0 million outstanding under the Loan and Security Agreement. Amounts outstanding under the Loan and Security Agreement bear interest at an annual rate equal to 4.75% plus the greater of (i) one-month term Secured Overnight Financing Rate (“SOFR”), and (ii) 4.15% per annum. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under the Loan and Security Agreement as of September 30, 2025, for every 100 basis point increase in the interest rates, we would incur approximately $0.5 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1(1)

Lease by and between Cogent Biosciences, Inc. and BP THIRD AVENUE LLC dated September 5, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on September 11, 2025)

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

COGENT BIOSCIENCES, INC.

Date: November 7, 2025	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)