Form 10-K
period 2025-12-31
Cogent Biosciences, Inc.
filed 2026-02-17
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $772.9 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of February 13, 2026, there were 162,308,820 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

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
•
We may have difficulty building our sales, marketing and distribution infrastructure.
•
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
•
We may require additional capital to finance our planned operations. If we fail to obtain additional financing when needed, or on attractive terms, we may be unable to complete the development and commercialization of our product candidates.
•
The price of our stock may be volatile, and you could lose all or part of your investment.
•
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, anticipated regulatory approval and commercial launch of bezuclastinib, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
•
our ability to satisfy the conditions, covenants, and obligations applicable to our convertible notes;
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

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“NonAdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST, and in 2025 we reported positive top-line results from registrational trials in each of these indications. We are building an internal commercial organization and expect to launch bezuclastinib commercially in the United State in the second half of 2026, pending regulatory approval. We also have an ongoing Phase 1 study of our novel internally developed FGFR2/3 inhibitor and have initiated a Phase 1 study of our CNS-penetrant, selective mutant ErbB2 inhibitor. In addition, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases targeting mutations in PI3Kα, KRAS and JAK2.

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

Our Strategy

Our vision is to discover, develop, and commercialize best-in-class therapies that have a meaningful impact for patients with genetically defined diseases. The principal components of our strategy include:

•
Advance bezuclastinib toward regulatory approval and, if approved, commercialize the product in the United States and select international markets for patients with SM and GIST;
•
Evaluate potential collaborations, partnerships, and licensing opportunities that could enhance the value of our existing programs and enable us to leverage the capabilities of strategic partners, including in geographies where partners can provide local expertise or operational scale;
•
Explore the clinical utility of CGT4859, our selective and potent FGFR2/3 inhibitor, CGT4255, our CNS-penetrant, selective mutant ErbB2 inhibitor and CGT6297, our selective PI3Kα inhibitor; and
•
Advance our JAK2 and KRAS preclinical programs, as well as our other undisclosed preclinical programs.

Our Pipeline

Program Overviews

Bezuclastinib

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

We licensed the exclusive worldwide rights to develop and commercialize bezuclastinib from Plexxikon Inc., a Daiichi Sankyo subsidiary (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development and regulatory milestone payments along with mid- to high- single-digit royalty payments. We are developing bezuclastinib in both SM and GIST.

Bezuclastinib – SM

SM is driven by KIT D816V mutations causing a perpetual ‘on’ state within mast cells, a type of white blood cell, leading to proliferation and accumulation in various internal organs and bone marrow. Key biomarkers of SM include but are not limited to, elevated serum tryptase, high mast cell burden in bone marrow and the KIT D816V variant allele frequency. As a highly selective and potent KIT inhibitor, bezuclastinib has the potential to provide a new treatment option for patients with SM. SM occurs when mast cells inappropriately accumulate in various internal organs in the body. Approximately 90% of SM patients present with NonAdvSM and 10% of patients present with AdvSM, a rare and very aggressive form of SM. There are three subtypes of AdvSM: aggressive SM (“ASM”), SM with associated hematologic neoplasm (“SM-AHN”) and mast cell leukemia (“MCL”).

Based on the characteristics of bezuclastinib, we are pursuing development of the compound in both patients with AdvSM and patients with NonAdvSM, the vast majority of whom have a KIT D816V mutation. Emerging clinical data for other kinase inhibitors with activity against KIT D816V have shown that SM patients are highly sensitive to inhibition of the target. Bezuclastinib was specifically designed to selectively inhibit KIT mutations, including KIT D816V.

SUMMIT is our registration-directed randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with NonAdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe NonAdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib.

We reported top-line results from our SUMMIT trial in July 2025 and full results in December 2025, as well as top-line results from our APEX trial in December 2025, all of which were positive and achieved all primary and key secondary endpoints. We submitted the first New Drug Application (“NDA”) for bezuclastinib in patients with NonAdvSM in December 2025 and expect to submit an NDA in the first half of 2026 for patients with AdvSM. In October 2025, the FDA granted Breakthrough Therapy Designation for bezuclastinib in NonAdvSM patients previously treated with avapritinib as well as in patients with SSM, both patient populations with no currently approved standard of care. The FDA and European Medicines Agency (“EMA”) have granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis. In 2025, we initiated an expanded access program in the United States to allow eligible SM patients to receive investigational bezuclastinib prior to potential regulatory approval. Pending regulatory approval, we expect to launch bezuclastinib commercially in the United States in the second half of 2026 to treat patients with NonAdvSM.

Bezuclastinib – GIST

GIST is characterized by uncontrolled cell growth in the interstitial cells of the gastrointestinal (“GI”) tract. At diagnosis, about 80% of GIST patients’ tumors are the result of primary KIT mutations. Imatinib is the current standard of care for treating GIST patients in the first line setting, with a median progression free survival (“PFS”) of 19 months. However, the majority of GIST patients eventually develop resistance to imatinib due to secondary KIT mutations, most notably in exon 17 and exon 13. Bezuclastinib is designed to be a potent and selective inhibitor of KIT exon 17 mutations. Sunitinib, a tyrosine kinase inhibitor known to inhibit KIT exon 13 mutations, is the current standard of care for treating patients in second-line GIST. By combining bezuclastinib with sunitinib, in this setting, we believe this combination has the potential to offer a new, active treatment option for imatinib resistant GIST patients.

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib.

We announced positive top-line results from our PEAK trial in November 2025, which demonstrated a substantial and highly statistically significant clinical benefit on the primary endpoint of PFS. Median PFS was 16.5 months for the bezuclastinib combination vs. 9.2 months for sunitinib monotherapy, and the bezuclastinib combination reduced the risk of disease progression or death by 50% compared to sunitinib monotherapy. In January 2026, we announced that the FDA agreed to accept our NDA for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib under the Real-Time Oncology Review (“RTOR”) program, and shortly thereafter we initiated our NDA submission to FDA under this program. We expect to complete the GIST NDA submission in April 2026. In January 2026, the FDA also granted Breakthrough Therapy Designation (“BTD”) for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib. Bezuclastinib has been granted orphan drug designation for the treatment of GIST by the FDA and under the Orphan Drug Act and the EMA. Pending regulatory approval, we expect to launch bezuclastinib commercially in the United States in the second half of 2026 to treat second-line GIST patients.

In mid-2026, we expect to initiate a Phase 2 trial investigating the benefit of the bezuclastinib combination for first-line GIST patients with exon 9 mutations who are naive to, or recently initiated treatment with, imatinib.

In 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, intolerant to or progressed on prior imatinib therapy, and who meet other inclusion and exclusion criteria.

In May 2024, we also announced the initiation of a Phase 2 clinical trial of bezuclastinib plus sunitinib in later line GIST patients that is being sponsored by the Sarcoma Alliance for Research through Collaboration and in collaboration with The Life Raft Group and Dana-Farber Cancer Institute. The open label, single arm Phase 2 trial is designed to evaluate the mPFS as well as the safety and tolerability of bezuclastinib plus sunitinib in 40 patients with GIST who have previously progressed on sunitinib. This trial is focused on later line patients that were not eligible for PEAK and have limited treatment options.

CGT4859 (FGFR2/3)

We are building a pipeline of small molecule inhibitors, with our first efforts aimed toward targeting currently undrugged mutations in fibroblast growth factor receptor (“FGFR”). FGFR mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. We are actively enrolling our Phase 1 study of CGT4859 in patients with tumors bearing FGFR2/3 mutations, including advanced cholangiocarcinoma. The trial will explore the safety, tolerability and clinical activity of escalating doses of CGT4859 with a goal of selecting an active and well tolerated dose for further clinical investigation. We expect to share clinical data from our Phase 1 study in 2026.

CGT4255 (ErbB2)

We are also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor systemic and CNS involved indications. HER2 alterations such as amplification, overexpression, insertions, and point mutations, are established oncogenic drivers in many solid tumors. Activating HER2 mutations are found in 2-4% of advanced lung cancers and have emerged as mechanisms of acquired resistance to targeted therapies. Patients with HER2 mutant lung tumors develop more brain metastasis during treatment than patients with any other oncogenic drivers in lung cancer. Addressing brain metastasis in this group of patients remains a clinical challenge with limited therapeutic options. Approved HER2 tyrosine kinase inhibitors have inferior potency against key mutations and lack sufficient brain penetration to be an impactful treatment option for patients with brain metastasis. We received clearance from the FDA on our investigational new drug application (“IND”) submission for CGT4255 and initiated a Phase 1 dose escalation study in the fourth quarter of 2025.

CGT6297 (PI3Kα)

Our research team is also developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. IND-enabling studies have been completed for CGT6297 and we submitted an IND application for this program in the fourth quarter of 2025. We expect to initiate a Phase 1 dose escalation in the first quarter of 2026.

Research Programs

The Cogent Research Team, based in Boulder, Colorado, is focused on pioneering best-in-class, small molecule therapeutics to expand our pipeline and deliver novel precision therapies for patients living with unmet medical needs. For KRAS and JAK2 we see opportunities to provide a more robust molecular response compared to existing therapies.

KRAS

Our research team is developing a potent and selective KRAS inhibitor. Mutations in KRAS are among the most prevalent mutations found in cancer, occurring most often in colorectal cancer, non-small cell lung cancer and pancreatic cancer. We plan to submit an IND for this program in 2026.

JAK2

Our research team is developing a novel, wild-type-sparing, JAK2 V617F mutant-selective inhibitor. The JAK2 V617F mutation is the most prevalent molecular abnormality in BCR-ABL-negative myeloproliferative neoplasms, occurring in approximately 95% of patients with polycythemia vera, and 50% of patients with essential thrombocythemia or primary myelofibrosis. We plan to submit an IND for this program in 2026.

Intellectual Property

One key to our success will be our ability to establish and maintain protection for our product candidates and know-how, in order to enforce and defend our intellectual property rights and to operate without infringing on the rights of others. We rely on our know-how, trade secrets and continuing technological innovation as well as on in-licensing of third-party intellectual property to develop and maintain our proprietary position. Our patent portfolio consists primarily of U.S. patents and foreign patents and patent applications that we in-licensed exclusively from Plexxikon, as well as additional patent applications we have filed on our own.

Bezuclastinib

With the acquisition of Kiq Bio LLC (formerly Kiq LLC) (“Kiq”) on July 6, 2020, we obtained an exclusive, sublicensable, worldwide license to patents and applications owned by Plexxikon pursuant to a license agreement between Plexxikon and Kiq (the “License Agreement”). The licensed patents and applications under the License Agreement cover bezuclastinib, its therapeutic uses, and methods of making bezuclastinib and intermediates. These patents and applications include issued patents in multiple territories, including, but not limited to, Australia, Brazil, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. The pending applications also include patent applications pending in Australia, Brazil, Canada, China, Egypt, Europe, Hong Kong, India, Japan, Korea, Mexico, Philippines, Singapore, South Africa, and the United States. The issued U.S. patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033 and 2034, and the issued foreign patents covering bezuclastinib and its therapeutic uses are expected to expire in 2033, without consideration of potential patent term extensions. Patent applications covering methods of making bezuclastinib and intermediates could potentially provide exclusivity through at least 2041.

In addition, we own two patent families directed to bezuclastinib. The first patent family seeks to protect our optimized formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043. As of December 31, 2025, this family has pending applications in the United States, Europe, Australia, Brazil, Canada, China, Colombia, Egypt, Indonesia, Israel, India, Japan, Korea, Mexico, New Zealand, Peru, Philippines, Russia, Singapore, Thailand, Vietnam, and South Africa. The second patent family is directed to methods of administering bezuclastinib. As of December 31, 2025, this patent family has one pending U.S. provisional application. Any patents issuing from or claiming priority to this application would be expected to expire in 2046 without consideration of potential patent term extensions. We may seek to obtain rights under additional patent applications relating to bezuclastinib and its use to treat SM and GIST in the United States and in other countries as we proceed with this development program.

FGFR2/3

We own two patent families directed to inhibitors of FGFR2/3 mutations. A first patent family covers compositions of matter of certain inhibitors of FGFR2/3 and methods of use. As of December 31, 2025, this patent family has one issued U.S. patent, one pending U.S. application, and one pending international application. Any patents issuing from or claiming priority to these applications would be expected to expire in 2044 without consideration of potential patent term extensions. A second patent family covers compositions of matter of certain inhibitors of FGFR2/3 mutations and methods of use. As of December 31, 2025, this patent family has pending applications in the United States, Europe, Canada, China, Japan, Korea, and Singapore. Any patents issuing from or claiming priority to these applications would be expected to expire in 2044 without consideration of potential patent term extensions.

ErbB2

We own one patent family directed to inhibitors of ErbB2 mutations. This patent family covers compositions of matter of certain inhibitors of ErbB2 mutations and methods of use. As of December 31, 2025, this patent family has pending applications in the United States, Europe, Australia, Brazil, Canada, China, Colombia, Indonesia, Israel, India, Japan, Korea, Mexico, New Zealand, Peru, Philippines, Singapore, Vietnam, and South Africa. Any patents issuing from or claiming priority to these applications would be expected to expire in 2044 without consideration of potential patent term extensions.

KRAS

We own one patent family directed to inhibitors of KRAS mutations and related compounds. The patent family covers compositions of matter of certain inhibitors of KRAS mutations and methods of use. As of December 31, 2025, this patent family has one pending international application. Any patents issuing from or claiming priority to this application would be expected to expire in 2045 without consideration of potential patent term extensions.

PI3K

We own one patent family directed to inhibitors of PI3K mutations. This patent family covers compositions of matter of certain inhibitors of PI3K mutations and methods of use. As of December 31, 2025, this patent family has one pending international application. Any patents issuing from or claiming priority to this application would be expected to expire in 2044 without consideration of potential patent term extensions.

JAK

We own one patent family directed to inhibitors of Janus kinase (JAK). This patent family covers compositions of matter of certain inhibitors of JAK and methods of use. As of December 31, 2025, this patent family has one pending international application. Any patents issuing from or claiming priority to this application would be expected to expire in 2045 without consideration of potential patent term extensions.

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

Licenses and Third-Party Research Collaborations

License Agreement with Plexxikon Inc.

In July 2020, we obtained an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize bezuclastinib. Under the terms of the License Agreement, we are required to pay Plexxikon aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. In the fourth quarter of 2025, $5.0 million became payable upon the achievement of certain regulatory milestones and an additional $15.0 million may become payable in the next twelve months as a result of additional regulatory milestones.

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

The License Agreement will expire on a country-by-country and licensed product-by-licensed product basis until the later of the last to expire of the patents covering such licensed products or services or the 10-year anniversary of the date of first commercial sale of the licensed product in such country. Plexxikon may terminate the License Agreement within 30 days after written notice in the event of a breach of contract that remains uncured. Plexxikon may also terminate the License Agreement upon written notice in the event of our bankruptcy, liquidation, or insolvency. In addition, we have the right to terminate the License Agreement in its entirety at will upon 90 days’ advance written notice to Plexxikon.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary drugs. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions governmental agencies, and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future.

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

Bezuclastinib, if approved for the indications for which we have completed or are completing pivotal and registration-enabling clinical studies and are pursuing regulatory approval, will compete with the drugs discussed below and with other therapies currently in development.

In SM approved therapies are limited. Blueprint Medicines' (a Sanofi company) avapritinib and Novartis AG’s midostaurin are approved for AdvSM patients with the KIT D816V mutation. Additionally, Novartis AG’s imatinib is approved for AdvSM patients without the KIT D816V mutation or mutational status unknown. Blueprint Medicines’ avapritinib has also been approved for the treatment of Non-AdvSM. We may also face competition from other drug candidates in preclinical or clinical development for SM.

In GIST, the current approved standards of care for unresectable or metastatic patients are Novartis AG’s imatinib in first-line, followed by Pfizer Inc.’s sunitinib in second-line upon imatinib progression, followed by Bayer HealthCare Pharmaceuticals Inc.’s regorafenib in third-line upon sunitinib progression, followed by Deciphera Pharmaceuticals, LLC.’s, a member of Ono Pharmaceuticals, Co. Ltd (“Deciphera”) ripretinib in fourth-line for patients who have received three or more prior kinase inhibitors. We may face competition from the above and other drug candidates in preclinical or clinical development including, Taiho Pharmaceutical Co. Ltd, and GSK plc.

In cholangiocarcinoma (“CC”), the only approved drugs for the treatment of FGFR related CC are Incyte’s Pemigatinib, and Taiho Pharma’s Futibatinib. We may face competition from other drug candidates in preclinical or clinical development including, Elevar Therapeutics Inc., TransThera Sciences (Nanjing), Inc., Tyra Biosciences Inc., Abbisko Therapeutics Co., Ltd., HutchMed (China) Limited and Amgen Inc.

Manufacturing and Supply

We do not own or operate, and have no current plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for future commercial supply of any drugs that we may commercialize. To date, we have obtained API and drug product from third-party manufacturers for bezuclastinib and our other drug candidates to support preclinical and clinical testing. We have obtained our supplies from these manufacturers on a purchase-order basis and are in the process of negotiating long-term supply arrangements. These agreements may require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our consolidated financial statements.

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

Review and Approval of Drugs in the United States

In the United States, the FDA and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and the regulations promulgated thereunder, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the United States at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.

An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:

•
completion of preclinical laboratory tests, which may include animal and in vitro studies, and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•
submission to the FDA of an IND for human clinical testing, which must become effective without FDA objection before human clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
•
manufacture of the proposed drug candidate in accordance with Current Good Manufacturing Practices (“cGMPs”);
•
performance of adequate and well-controlled human clinical trials in accordance with the FDA’s good clinical practice (“GCP”) regulations, to establish the safety and effectiveness of the proposed drug product for each indication for which approval is sought;
•
preparation and submission to the FDA of an NDA;
•
satisfactory review of the NDA by an FDA advisory committee, where applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug product, and the active pharmaceutical ingredient or ingredients thereof, are produced to assess compliance with current good manufacturing practice (“GMP”) regulations and to assure that the facilities, methods, and controls are adequate to ensure the product’s identity, strength, quality, and purity;
•
payment of user fees, as applicable, and securing FDA approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States; and
•
compliance with any post-approval requirements, such as any Risk Evaluation and Mitigation Strategies (“REMS”) or post-approval studies required by the FDA.

Preclinical Studies and an IND

Preclinical studies can include in vitro and animal studies to assess the potential for adverse events and, in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies (“NAMs”). An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some preclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently approximately $4.3 million for fiscal year 2025, for applications requiring clinical data, and the sponsor of an approved NDA is also subject to an annual program fee, currently approximately $0.4 million for fiscal year 2025. These fees are adjusted annually.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with current GCP.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners.

For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and the HITECH on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

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

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, that govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

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

In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The CCPA and numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, exempt PHI that is subject to HIPAA; and others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

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

The United Kingdom (“UK”) formally left the EU on January 31, 2020 and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. The EU and the UK agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

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

Under the new CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the Clinical Trials Information System or “CTIS”). One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database, including a layperson’s summary. For one year, until January 31, 2023, clinical trial sponsors can still choose whether to submit an initial clinical trial application in line with the current system (Clinical Trials Directive) or via CTIS. Since January 31, 2023, submission of initial clinical trial authorization applications (“CTAs”) via CTIS is mandatory and CTIS serves as the single-entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the current Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.

Under the CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP and the ethical principles that have their origin in the Declaration of Helsinki. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the National Competent Authority and to the Ethics Committees of the EU member state where they occur.

During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

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

The centralized procedure provides for the grant of a single MA by the European Commission (“EC”) that is valid for all EU Member States and, after respective national implementing decisions, in the three additional EEA Member States (Iceland, Norway and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (“ATMP”) and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto- immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation and negotiations are still ongoing. The timing for finalization of these negotiations and entry into force are unclear.

The current drafts envisage:

•
a shortening of the periods of data exclusivity from eight to six years (with transferable vouchers for an additional year of market protection as an incentive for the development of new antibiotics),
•
earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions),
•
four-year data exclusivity for additional indications of existing products, and
•
rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).

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

In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain and, marketing authorizations granted for products that fulfil UK orphan criteria are valid UK-wide regardless of whether there is an EU orphan designation. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases. Separately, the MHRA has stated that it is considering updating its licensing framework for orphan medicines, with a draft framework expected by spring 2026.

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

In the UK, the MHRA has published guidance on the procedures for UK Paediatric Investigation Plans (“PIPs”) which, where possible, mirror the submission format and requirements of the EU system. From January 1, 2025, EU pediatric requirements are addressed via Windsor Framework categorization: for Category 2 products, both UK and EU pediatric requirements apply, and an EU-agreed PIP must also be in place (unless waived).

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

These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”) in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk-benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation.

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

On October 27, 2025, the Council of the European Union approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon activation / declaration of a crisis or emergency mode. The European Parliament has not yet voted on the proposal.

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

European Data Privacy and Security Laws

The processing of personal data, including health-related personal data in the EEA is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), and related data protection laws in individual EEA countries.

In the UK, the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the UK GDPR). The GDPR and UK GDPR impose a number of strict obligations and requirements for the processing, including collecting, analyzing and transferring, of personal data of individuals in the EEA or in the UK, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR and UK GDPR include requirements relating to the legal basis of the processing (such as obtaining consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to the processing of health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”) adopted by the European Commission. When relying on the appropriate safeguards, data exporters, with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country to which the data is being transferred may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the transferred data to the EU standard of ‘essential equivalence’. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA, UK and Switzerland to the United States, the EU-U.S. Data Privacy Framework (DPF), UK Extension to the EU-U.S. DPF, and Swiss-U.S. DPF were developed by the U.S. Department of Commerce and the European Commission, UK Government, and Swiss Federal Administration respectively, to provide U.S. organizations with reliable mechanisms for the transfer of personal data from the EU, UK, and Switzerland to the U.S., while ensuring data protection that is consistent with EU, UK, and Swiss law. With regard to the transfer of data from the EU to the UK, personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.

Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or £17.5 million (as applicable), 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by ICO and is entirely separate from fines under EU GDPR. In addition, violations of national laws can trigger additional administrative penalties, investigations, corrective orders, temporary or definitive bans, and, in some jurisdictions, and a number of criminal offenses for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.

Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the new EU CTR, EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“UK Addendum”) and a document setting out transitional provisions. The IDTA and UK Addendum came into force on March 21, 2022 and are the primary UK-approved mechanisms for putting in place appropriate safeguards for UK restricted transfers, subject to transitional arrangements for legacy SCCs. With regard to the transfer of data from the UK to the U.S., the UK government has adopted an adequacy decision for the US, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the U.S. as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and its UK Extension.

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

The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes, (iii) individuals, companies and partnerships that bribe foreign public officials, and (iv) companies and partnerships that fail to prevent persons acting on their behalf from paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offence committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of ten years and in some cases both.

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

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal healthcare Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, for persons in a position to refer or recommend federally reimbursable healthcare business may be alleged to be intended to induce prescribing, purchasing or recommending, and may be subject to scrutiny if they do not qualify for an exception or regulatory safe harbor. Qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS, but it does increase the risk of regulatory scrutiny. Ultimately, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

Human Capital

As of December 31, 2025, we had 258 employees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

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

As of December 31, 2025, we have 182,955,584 shares outstanding on an as-converted basis, which consists of (i) 160,980,024 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 67,414 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) that are convertible into 16,853,500 shares of common stock, and (iv) 4,516 shares of Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) that are convertible into 4,516,000 shares of common stock.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.

Risks Related to our Business

Our business is highly dependent on the success of our bezuclastinib program and our ability to discover and develop additional product candidates. We may not be successful in our efforts to develop bezuclastinib or expand our pipeline of drug candidates.

Our business and future success depend on our ability to develop, obtain regulatory approval for and then successfully commercialize bezuclastinib and any other product candidates that we may discover and develop. We are pursuing clinical development of bezuclastinib to target SM and GIST through our APEX, SUMMIT and PEAK clinical trials. We submitted the first New Drug Application (“NDA”) for NonAdvSM in 2025; we initiated our NDA submission for GIST in January 2026 and expect to complete the submission in April 2026; and we plan to submit an NDA in AdvSM in the first half of 2026. There is no guarantee that bezuclastinib will be approved for any or all of these indications. Even if approved, bezuclastinib will require substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we are able to generate any revenue from product sales, if ever.

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

The development and commercialization of new pharmaceutical and biotechnology products is highly competitive. We face competition with respect to bezuclastinib and our other product candidates and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

From time to time, we publicly disclose preliminary or “top-line” data from our clinical trials, which is based on a preliminary analysis of then-available data in a summary or “top-line” format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. If additional results from our clinical trials are not viewed favorably, our ability to obtain approval for and commercialize bezuclastinib and our other drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for bezuclastinib or any of our other product candidates could limit our ability to market those products and decrease our ability to generate revenue.

The pricing, coverage, and reimbursement of bezuclastinib and any other product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours. Sales of bezuclastinib will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize bezuclastinib. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (the “HHS”), decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for a product such as ours. In addition, an executive order issued by the White House on May 12, 2025, directs the HHS to implement a “Most Favored Nation” drug pricing policy. See also “The impact of healthcare legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.” And the One Big Beautiful Bill Act (the “OBBBA”) imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursement for drugs covered by those programs.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for bezuclastinib. We expect to experience pricing pressures in connection with the sales bezuclastinib due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of bezuclastinib and our other product candidates outside of the United States (either ourselves or through a partner) and, accordingly, we expect that we or any future partner will be subject to additional risks and regulatory requirements related to operating in foreign countries if we or they obtain the necessary approvals. Risks associated with any international operations may materially adversely affect our ability to attain or maintain profitable operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of bezuclastinib or any of our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize bezuclastinib or any of other product candidates. If we cannot successfully defend ourselves against claims that any of our product candidates caused injuries, we could incur substantial liabilities. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, and decreased demand for bezuclastinib or any of our other product candidates, if approved for commercial sale.

Information obtained from expanded access studies may not reliably predict the efficacy of our future product candidates in company-sponsored clinical trials and may lead to adverse events that could limit approval.

We have expanded access programs in the United States for patients with SM and GIST to receive investigational bezuclastinib after meeting certain eligibility criteria. These programs are uncontrolled, carried out by individual physicians and not typically conducted in strict compliance with GCPs, all of which can lead to a treatment effect that may differ from that in placebo-controlled trials. These programs provide only anecdotal evidence of efficacy and contain no control or comparator group for reference. This patient data is not designed to be aggregated or reported as study results. Moreover, expanded access programs provide supportive safety information for regulatory review, and many of the patients in our programs will have life-threatening illnesses where the risk for serious adverse events is high. If serious adverse events in these programs are determined to be bezuclastinib-related, they could have a negative impact on the safety profile of bezuclastinib, which could cause significant delays or an inability to successfully obtain regulatory approval with labeling that we consider desirable, if at all.

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

Since the number of patients that we have dosed to date in some of our clinical trials is small, the results from such clinical trials may be less reliable than results achieved in larger clinical trials.

A study design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. In some of our current and any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we may have seen in prior clinical trials or preclinical studies.

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

Third-party manufacturers may not be able to comply with the FDA’s cGMP regulations or similar regulatory requirements outside of the United States Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Third-party manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel.

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

For bezuclastinib and any other product candidates, we intend to identify and qualify additional manufacturers to provide such API and drug product prior to submission of a NDA to the FDA and/or a Marketing Authorization Application (“MAA”) to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance and they may subordinate our needs in the future to their other customers.

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

Risks Related to Regulatory Approval of Our Drug Candidates and Other Legal Compliance Matters

Breakthrough Therapy Designation for bezuclastinib and our other product candidates or participation in the FDA’s Real-Time Oncology Review (“RTOR”) program may not lead to a faster development or review process.

We have been granted a Breakthrough Therapy Designation for bezuclastinib in the United States in NonAdvSM patients previously treated with avapritinib as well as in patients with SSM, both patient populations with no currently approved standard of care. We have also been granted Breakthrough Therapy Designation for bezuclastinib in combination with sunitinib in the United States for patients with GIST who have received prior treatment with imatinib. We may seek Breakthrough Therapy Designation for other current or future product candidates. Breakthrough Therapy Designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with and additional drug development guidance from the FDA and its senior managers. Breakthrough Therapy Designation applies to the combination of the product candidate and the specific indication for which it is being studied. Product candidates that receive Breakthrough Therapy Designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s rolling or priority review.

Despite receiving Breakthrough Therapy Designation, bezuclastinib or other product candidates may not actually benefit from faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, such a designation does not increase the likelihood that bezuclastinib will receive marketing approval in the United States. The FDA may also rescind Breakthrough Therapy Designation if it determines that bezuclastinib no longer meets the relevant criteria.

In January 2026, we announced that the FDA agreed to accept our NDA for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib under the RTOR program, and shortly thereafter we initiated our NDA submission to FDA under this program. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application. If at any time the FDA determines our participation in RTOR is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We currently have one drug candidate in clinical development for three indications. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans.

While bezuclastinib is a highly potent and selective KIT D816V inhibitor that is being developed to treat SM and GIST patients, we may find that patients treated with bezuclastinib or our other drug candidates have or develop mutations that confer resistance to treatment. If patients have or develop resistance to treatment with bezuclastinib or our other drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of, and commercialize, our drug candidates.

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

We may seek priority review designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months from the NDA filing date, rather than the standard review period of ten months. We may request priority review for bezuclastinib or any other product candidate. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily guarantee a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures and timelines. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Regulatory authorities, including the FDA, may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

We are conducting clinical trials with our lead product candidate, bezuclastinib, in patients with GIST, AdvSM and NonAdvSM. We submitted the first NDA for bezuclastinib in NonAdvSM in 2025 and initiated our NDA for patients with GIST under the RTOR program in January 2026 and plan to submit an NDA for bezuclastinib in GIST in April 2026 and in AdvSM in the first half of 2026. The FDA may not agree with some or all of our regulatory plans for initial registration of bezuclastinib in some or all of these indications and may require additional clinical trials to be conducted prior to approval. Our clinical trial results may also not support approval.

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

Evolving regulatory standards, including as a result of changes in government leadership, make it difficult to accurately predict the likelihood of marketing approval even when clinical trials meet their endpoints.

Regulatory standards are promulgated by various government entities and are subject to change based on factors such as scientific developments, public perceptions of risk, and political forces. Because clinical trials often take years to complete, it is sometimes possible for standards that exist during the conception and initiation of a clinical trial to change before the clinical trial is completed or ultimately reviewed by government regulators. For example, we may initiate clinical trials that are designed to show benefits on relatively short-term endpoints, but ultimately may be required to show benefits in longer-term outcome studies. While some government entities have safeguards intended to ensure standards agreed upon by sponsors and regulators at the outset of a clinical trial are applied during regulatory review processes, those safeguards generally permit regulators to apply more rigorous standards where regulators believe doing so is necessary. As such, there can be no assurance that regulatory standards that are appropriate at the outset of a clinical trial program will not become more rigorous during the regulatory approval process and could potentially result in a delayed approval or denial of marketing authorization.

In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, including as a result of changes in leadership at the FDA and other federal agencies under the current U.S. administration, which may prevent or delay approval of our product candidates on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In June 2024, the Supreme Court overruled the Chevron doctrine, which had given deference to regulatory agencies’ statutory interpretations of ambiguous regulations in litigation against federal government agencies, such as the FDA. The overruling of the Chevron doctrine may significantly increase the number of challenges brought by companies and other stakeholders against federal agencies such as the FDA and its longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines and may have a material impact on the industry and our clinical development plans. For example, average review times at the FDA have fluctuated in recent years as a result. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs or if a significant number of federal employees are laid off or leave federal agencies, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our product candidates.

In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles (RDEP) program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain faster approval than us, our competitive position may be harmed. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

Even if we receive regulatory approval for any investigational product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Following potential approval of any our investigational products, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our investigational products, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our investigational products, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of our products; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our investigational products and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, if any of our investigational products are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug and biological products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for an investigational product, physicians may nevertheless, in their independent medical judgment, prescribe it to their patients in a manner that is inconsistent with the approved label. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our investigational products. In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our investigational products. We also cannot predict the likelihood, nature or extent of government If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Pharmaceutical and biological product marketing is subject to substantial regulation in the United States. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.

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

Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. In addition, in May 2025, the Trump administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price is the lowest price paid in an Organization for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capita. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the United States. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

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

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. While we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is challenging and the outcome is unpredictable. In addition, courts outside of the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Currently, we have patents issued from our in-licensed portfolio under our License Agreement with Plexxikon. in multiple territories, including but not limited to, Australia, Brazil, Canada, China, Colombia, Europe (validated in Germany, Spain, France, Great Britain, Italy, the Netherlands, as well as various other EU countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Peru, the Philippines, Republic of Korea, Russia, Singapore, South Africa, Taiwan, and the United States. We also have in-licensed patent applications pending in Australia, Brazil, Canada, China, Egypt, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, Philippines, Singapore, South Africa, and the United States. In addition, we have our own applications pending in the United States, Europe, Australia, Brazil, Canada, China, Colombia, Egypt, Indonesia, Israel, India, Japan, Korea, Mexico, New Zealand, Peru, Philippines, Russia, Singapore, Thailand, Vietnam, and South Africa as well as our own international patent application and United States provisional applications. We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. There is no guarantee that patent applications will provide meaningful protection or result in patents being issued and granted.

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

Further, a new court system recently became operational in the European Union. The Unified Patent Court (“UPC”), began accepting patent cases on June 1, 2023. The UPC is a common patent court with jurisdiction over patent infringement and revocation proceedings effective for multiple member states of the European Union. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European Patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our or our licensors’ European patents. Patent owners have the option to opt-out their European Patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms.

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

We have experienced significant growth and expect to continue to expand our company to support research, development and commercial capabilities and may face challenges in managing our growth.

During the past two years we increased our headcount from 164 to 258 full time employees through the expansion of our research, development, manufacturing and G&A infrastructure. In addition, we are building an internal commercial organization as we prepare to launch bezuclastinib in the United States, and we expect our commercial organization to include up to 100 additional employees inclusive of both home office and field-based employees. We need to continue to recruit, train and retain qualified personnel to support our growth and we may be unable to do so effectively.

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

Further, as we launch bezuclastinib or as demand for bezuclastinib changes, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize bezuclastinib. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. See also “We currently rely and for the foreseeable future will continue to rely on third parties to conduct our clinical trials and to assist with various research, discovery, manufacturing and supply activities. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates or discover new product candidates on our intended timelines, if at all.” If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product sales to sustain our business. We face competition from companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

We may have difficulty building our sales, marketing and distribution infrastructure.

To market bezuclastinib or any approved product candidate in the future, we must continue building our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have all of these capabilities.

To develop our internal sales, distribution and marketing capabilities, we must invest significant amounts of financial and management resources in the future. For bezuclastinib and any other drug products where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of challenges, including that:

•
we may not be able to attract, build and retain an effective marketing or sales organization;
•
the cost of establishing, training and providing regulatory oversight for a marketing or sales force may not be justifiable in light of the revenue generated by any particular product;
•
our direct or indirect sales and marketing efforts may not be successful; and
•
there are significant legal and regulatory risks in drug marketing and sales that we have never faced, and any failure to comply with all legal and regulatory requirements for sales, marketing and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market the product or could subject us to substantial liabilities.

Alternatively, we may rely on third parties to launch and market our future product candidates, if approved, and we may rely on third parties to launch and market bezuclastinib outside of the United States. We may have limited or no control over the sales, marketing and distribution activities of these third parties and our future revenue may depend on the success of these third parties. Additionally, if these third parties fail to comply with all applicable legal or regulatory requirements, the FDA or another governmental agency could take enforcement action that could jeopardize their ability and our ability to market our product candidates.

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

There can be no assurance that bezuclastinib or any other product candidate under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation. The commercial success of our products, if approved, will depend on many factors, including, but not limited to:

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

Even if we succeed in commercializing bezuclastinib or any other product candidates we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may require additional capital to finance our planned operations. If we fail to obtain additional financing when needed, or on attractive terms, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to support the planned commercialization of bezuclastinib and continued clinical and preclinical development of our current and future product candidates. Even if bezuclastinib is approved, we may require significant additional funding in order to reach profitability, if ever, and to launch and commercialize any other product candidate. We cannot be certain that additional funding, if needed, will be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment and other obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our ability to use net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, we have experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. As of December 31, 2025, approximately $73.0 million and $1.5 million of federal and state net operating losses, respectively, were subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 1, 2020 ownership change is not expected to have a material impact to our net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. We have not performed a Section 382 analysis since December 2020. Subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The One Big Beautiful Bill Act, enacted in 2025, permits the expensing of certain research and development expenditures in the United States incurred in tax years beginning in 2025, while amortization over fifteen years continues to be required for foreign-based expenditures. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.

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

Our executive officers, directors, and ≥ 5% stockholders beneficially owned approximately 35% of our outstanding common stock as of December 31, 2025. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of our directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interests of our stockholders.

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

Risks Related to our Convertible Notes

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.

As of December 31, 2025, we had $230.0 million in aggregate principal of Convertible Notes (the “Notes”) outstanding, and we may incur additional indebtedness to meet future financing needs. The interest rate for the Notes is fixed at 1.625% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, or to make cash payments in connection with any conversions of the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•
make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•
limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•
place us at a disadvantage compared to our competitors who have less debt;
•
limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•
make an acquisition of our company less attractive or more difficult.

Any of these factors could harm our business, prospects, operating results and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Notes.

Noteholders may, subject to a limited exception, require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Upon maturity of the Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously converted, redeemed, or repurchased. In addition, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law or regulatory authorities may restrict our ability to repurchase the Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase the Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture. We may not have sufficient funds to satisfy all amounts due under the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.

In the event the conditional conversion feature of the Notes is triggered, noteholders will be entitled to convert their Notes at any time during specified periods at their option. If one or more noteholders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if noteholders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Transactions relating to the Notes may affect the value of our common stock.

The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. The Notes may become convertible in the future at the option of their holders under certain circumstances. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with applicable accounting standards, the Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income.

Under this method, diluted earnings per share is generally calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

The conversion of the Notes could impair our financial position and liquidity.

Unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we must settle at least a portion of our conversion obligation in cash, and therefore, the conversion of the Notes could materially and adversely affect our financial position and liquidity. Before August 15, 2031, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after August 15, 2031, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. However, many of the conditions that permit the conversion of the Notes before August 15, 2031 are beyond our control. We could be required to expend a significant amount of cash to settle conversions, which could significantly harm our financial position and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We have developed and maintain processes designed to assess, identify, and manage cybersecurity risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. The scope of these processes includes risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by or maintained at third-party service providers. These processes are managed and monitored by a dedicated information technology team, which is led by our Vice President, IT, who reports to our Chief Technology Officer, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. We monitor our information technology environment for abnormal behavior, conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors and other third-party service providers that have access to the personal information we collect, use, store, and transmit. We also conduct periodic employee trainings on cyber and information security, among other topics. We leverage standard industry tools from a software and hardware perspective and maintain a cybersecurity risk insurance policy.

Our processes are designed to comply with the EU-U.S. DPF, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. DPF and have accordingly certified our adherence to the respective DPF principles to the U.S. Department of Commerce with regard to the processing of personal data received from the EU, UK and Switzerland respectively. This includes compliance with the information security requirements of the DPF that prescribe that organizations creating, maintaining, using or disseminating personal data must take reasonable and appropriate measures to protect it from loss, misuse and unauthorized access, disclosure, alteration and destruction, taking into due account the risks involved in the processing and the nature of the personal data.

In addition, we consult with outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on our risk environment. We have retained VeraSafe, LLC (“VeraSafe”) to help review and monitor our practices and processes related to personal data and compliance with applicable data protection laws. VeraSafe acts as our Data Protection Officer pursuant to the European Union and UK General Data Protection Regulation and has served in this capacity since May 2021.

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

In September 2025, we entered into a new lease agreement pursuant to which we will lease approximately 31,518 square feet of office space in Waltham, Massachusetts. This will serve as our corporate headquarters and replace our existing headquarters in Waltham, Massachusetts. This lease is expected to commence in May 2026.

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

Holders of Our Common Stock

As of February 13, 2026, there were approximately 3 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”), for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2020 through December 31, 2025. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2020, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

$350
$300
$250
$200
$150
$100
$50
$-
DOLLARS
2020
2021
2022
2023
2024
2025
Cogent Biosciences, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. The discussion below presents a discussion of our financial condition and results of operations for fiscal years 2025 and 2024. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, for a discussion of our financial condition and results of operations for the fiscal year ended December 31, 2024 and comparison to the fiscal year ended December 31, 2023.

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“NonAdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST, and in 2025 we reported positive top-line results from registrational trials in each of these indications.

We believe bezuclastinib represents a significant commercial opportunity across each of these indications. Based on internal analyses and external market research, we estimate a global annual market opportunity of over $4 billion for bezuclastinib in combination with sunitinib as a potential second-line treatment for patients with GIST, approximately $3.5 billion for the treatment of patients with NonAdvSM, and approximately $500 million for the treatment of patients with AdvSM. We are building an internal commercial organization and expect to launch bezuclastinib commercially in the United States in the second half of 2026, pending regulatory approval.

We also have an ongoing Phase 1 study of our novel internally developed FGFR2/3 inhibitor and have initiated a Phase 1 study of our CNS-penetrant, selective mutant ErbB2 inhibitor. In addition, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases targeting mutations in PI3Kα, KRAS and JAK2.

Bezuclastinib - SM

SM is driven by KIT D816V mutations causing a perpetual ‘on’ state within mast cells, a type of white blood cell, leading to proliferation and accumulation in various internal organs and bone marrow. Key biomarkers of SM include but are not limited to, elevated serum tryptase, high mast cell burden in bone marrow and the KIT D816V variant allele frequency. As a highly selective and potent KIT inhibitor, bezuclastinib has the potential to provide a new treatment option for patients with SM. SM occurs when mast cells inappropriately accumulate in various internal organs in the body. Approximately 90% of SM patients present with NonAdvSM and 10% of patients present with AdvSM, a rare and very aggressive form of SM. There are three subtypes of AdvSM: aggressive SM (“ASM”), SM with associated hematologic neoplasm (“SM-AHN”) and mast cell leukemia (“MCL”).

SUMMIT is our registration-directed randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with NonAdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe NonAdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. We reported top-line results from our SUMMIT trial in July 2025 and full results in December 2025, as well as top-line results from our APEX trial in December 2025, all of which were positive and achieved all primary and key secondary endpoints.

We submitted the first New Drug Application (“NDA”) for bezuclastinib in patients with NonAdvSM in December 2025 and expect to submit an NDA in the first half of 2026 for patients with AdvSM. In October 2025, the FDA granted Breakthrough Therapy Designation for bezuclastinib in NonAdvSM patients previously treated with avapritinib as well as in patients with SSM, both patient populations with no currently approved standard of care. The U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) have granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

In addition, in 2025, we initiated an expanded access program in the United States to allow eligible SM patients to receive investigational bezuclastinib prior to potential regulatory approval.

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

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. We announced positive top-line results from PEAK in November 2025, which demonstrated a substantial and highly statistically significant clinical benefit on the primary endpoint of progression free survival (“PFS”). Median PFS was 16.5 months for the bezuclastinib combination vs. 9.2 months for sunitinib monotherapy, and the bezuclastinib combination reduced the risk of disease progression or death by 50% compared to sunitinib monotherapy. In January 2026, we announced that the FDA agreed to accept our NDA for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib under the Real-Time Oncology Review (“RTOR”) program, and shortly thereafter we initiated our NDA submission to FDA under this program. We expect to complete the GIST NDA submission in April 2026. In January 2026, the FDA also granted Breakthrough Therapy Designation (“BTD”) for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib. Bezuclastinib has been granted orphan drug designation for the treatment of GIST by the FDA and under the Orphan Drug Act and the European Medicines Agency (“EMA”).

In mid-2026, we expect to initiate a Phase 2 trial investigating the benefit of the bezuclastinib plus sunitinib combination for first-line GIST patients with exon 9 mutations who are naive to, or recently initiated treatment with, imatinib.

In 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, intolerant to imatinib or received prior imatinib therapy for treatment that resulted in disease progression, and who meet other inclusion and exclusion criteria.

Other Bezuclastinib Information

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. In the fourth quarter of 2025, $5.0 million became payable on achievement of regulatory milestones and another $15.0 million may become payable in the next twelve months as a result of achievement of additional regulatory milestones.

Patents protecting bezuclastinib include composition of matter claims which have been issued in the United States and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we have pending patent applications in the United States and other key territories that seeks to protect our optimized formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043, as well as a pending U.S. provisional patent application directed to methods of administering bezuclastinib, which could potentially provide exclusivity through at least 2046.

CGT4859 (FGFR2/3)

Fibroblast growth factor receptor (“FGFR”) mutations are well-established oncogenic drivers in multiple diseases, but approved medicines fail to capture the full landscape of FGFR altered tumor types, with FGFR1-mediated hyperphosphatemia serving as the most common dose-limiting toxicity for pan-FGFR inhibitors. We are actively enrolling our Phase 1 study of CGT4859 in patients with tumors bearing FGFR2/3 mutations, including advanced cholangiocarcinoma. The trial will explore the safety, tolerability and clinical activity of escalating doses of CGT4859 with a goal of selecting an active and well tolerated dose for further clinical investigation. We expect to share clinical data from our Phase 1 study in 2026.

CGT4255 (ErbB2)

We are also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor systemic and CNS involved indications. HER2 alterations such as amplification, overexpression, insertions, and point mutations, are established oncogenic drivers in many solid tumors. Activating HER2 mutations are found in 2-4% of advanced lung cancers and have emerged as mechanisms of acquired resistance to targeted therapies. Patients with HER2 mutant lung tumors develop more brain metastasis during treatment than patients with any other oncogenic drivers in lung cancer. Addressing brain metastasis in this group of patients remains a clinical challenge with limited therapeutic options. Approved HER2 tyrosine kinase inhibitors have inferior potency against key mutations and lack sufficient brain penetration to be an impactful treatment option for patients with brain metastasis. We received clearance from the FDA on our investigational new drug application (“IND”) submission for CGT4255 and initiated a Phase 1 dose escalation study in the fourth quarter of 2025.

CGT6297 (PI3Kα)

Our research team is developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. IND-enabling studies have been completed for CGT6297 and we submitted an IND application for this program in the fourth quarter of 2025. We expect to initiate a Phase 1 dose escalation in the first quarter of 2026.

Research Programs

KRAS

Our research team is developing a potent and selective KRAS inhibitor. Mutations in KRAS are among the most prevalent mutations found in cancer, occurring most often in colorectal cancer, non-small cell lung cancer and pancreatic cancer. We plan submit an IND for this program in 2026.

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

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our net loss was $328.9 million for the year ended December 31, 2025 compared to net loss of $255.9 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $1,188.4 million. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
•
maintain, expand, and protect our intellectual property portfolio;
•
add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.
•
initiate and increase enrollment for our existing and planned clinical trials for our product candidates;
•
continue to discover and develop additional product candidates;
•
acquire or in-license other product candidates and technologies; and
•
hire additional research, clinical, scientific, and commercial personnel.

We will not generate revenue from product sales unless and until we obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, and distribution.

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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $900.8 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•
expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants, contractors, and contract research organizations;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as a result of the costs associated with the expansion of operations to support our ongoing discovery, preclinical and clinical activities and planned commercial launch.

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities balances.

Interest Expense

Interest expense consists of interest incurred on the Notes and Credit Facility (as defined below) and associated amortization of issuance costs and the accretion of debt discount.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of loss incurred related to the extinguishment of our Credit Facility.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any current or deferred tax benefit for the net losses we have incurred in each year or for our tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that our net operating loss carryforwards and tax credits will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025. We reevaluate the utilization of net operating loss carryforwards and tax credits at each reporting period. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $428.3 million and $170.8 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2025, $425.0 million is available to be carried forward indefinitely but we are permitted to offset a maximum of 80% of taxable income per year. As of December 31, 2025, we had U.S. federal and state research and development tax credit carryforwards of $28.8 million and $6.0 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively. We also had federal orphan drug tax credits of $37.1 million which may be available to offset future income tax liabilities and begin to expire in 2041.

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

On July 4, 2025, the President signed the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and reinstates 100% bonus depreciation on qualified property placed in service before January 19, 2025. We have evaluated the impact of the enacted legislation and have determined there is no material impact to the consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$269,780	$232,658	$37,122
General and administrative	63,583	43,281	20,302
Total operating expenses	333,363	275,939	57,424
Loss from operations	(333,363)	(275,939)	(57,424)
Other income:
Interest income	14,689	18,088	(3,399)
Interest expense	(3,062)	—	(3,062)
Loss on debt extinguishment	(7,181)	—	(7,181)
Other income (expense), net	(20)	1,992	(2,012)
Total other income, net	4,426	20,080	(15,654)
Net loss	$(328,937)	$(255,859)	$(73,078)

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$120,059	$120,862	$(803)
Early-stage, preclinical and discovery programs	40,112	28,141	11,971
Unallocated expenses:
Personnel related (including stock-based compensation)	87,116	66,009	21,107
Laboratory supplies, facility related and other	22,493	17,646	4,847
Total research and development expenses	$269,780	$232,658	$37,122

Total research and development expense increased by $37.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. R&D expense includes activity related to the manufacture and development of bezuclastinib, including costs related to our ongoing SUMMIT, PEAK and APEX clinical trials and costs incurred to support our completed and planned NDA filings for NonAdvSM, AdvSM and GIST. This also includes increased costs associated with the progression of our early stage, preclinical and discovery programs. There was also an increase in unallocated expenses driven by higher personnel costs due to an increase in headcount, including stock-based compensation expense which increased by $4.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were $63.6 million, compared to $43.3 million for the year ended December 31, 2024. The increase in general and administrative expenses was primarily due to higher personnel and support costs due to the growth of the organization, including costs to support our planned commercial launch.

Interest Income

Interest income for the year ended December 31, 2025 was $14.7 million, compared to $18.1 million for the year ended December 31, 2024. The decrease is due to lower interest rates and lower average invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the year ended December 31, 2025 was $3.1 million related to the Notes and Credit Facility and associated amortization of financing costs and the accretion of debt discount. Interest expense for the year ended December 31, 2024 was nil.

Loss on Debt Extinguishment

Loss on debt extinguishment for the December 31, 2025 was $7.2 million related to the extinguishment of our Credit Facility. Loss on debt extinguishment for the year ended December 31, 2024 was nil.

Other Income (Expense), Net

Other income, net for the year ended December 31, 2025 was less than $0.1 million, compared to $2.0 million for the year ended December 31, 2024. For the year ended December 31, 2025, other income represented miscellaneous expense, while for the year ended December 31, 2024, other income represented a milestone payment received related to the 2020 sale of our legacy assets.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and have generated only limited revenue to date from funding arrangements with our former collaboration partner. While we may generate revenue in the future from the sale of a product candidate, any such revenue would depend on successful regulatory approval and commercial launch. We have historically funded our operations primarily through the public offering and private placement of our securities, issuance of debt, and consideration received from our collaborative agreements.

On May 6, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. On November 7, 2025, we amended the Sales Agreement to increase the aggregate offering price to up to $300.0 million. In 2025 and cumulatively under the Sales Agreement, 7,623,189 shares have been sold for aggregate net proceeds of approximately $159.3 million, after deducting issuances costs of $4.9 million.

On June 11, 2025, we entered into a loan and security agreement (the “Loan and Security Agreement”) with SLR Investment Corp. (“SLR”) and the other lenders party thereto, which provides for a non-dilutive term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $400.0 million, of which a first tranche of $50.0 million was fully funded upon closing of the financing transaction, with future tranches at our election subject to achievement of milestones. No other tranches were drawn under the Credit Facility. The Credit Facility was repaid in full, including accrued interest and associated fees, in November 2025 and the Loan and Security Agreement was terminated.

On July 10, 2025, we completed an underwritten public offering of 25,555,556 shares of our common stock at a public offering price of $9.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 3,333,333 additional shares of common stock). The net proceeds from the offering were approximately $215.8 million, after deducting the underwriting discounts and commissions and offering expenses.

On November 13, 2025, we completed an underwritten public offering of 9,677,420 shares of our common stock at a public offering price of $31.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 1,451,613 additional shares of common stock). The net proceeds from the offering were approximately $324.0 million, after deducting the underwriting discounts and commissions and offering expenses.

On November 18, 2025, we completed an underwritten public offering of $230.0 million aggregate principal amount of our 1.625% convertible senior notes due 2031 (“the Notes”) (including the exercise in full of the 30-day option to purchase up to an additional $30.0 million aggregate principal amount of the Notes). The Notes are general, unsecured, senior obligations of the Company. The Notes will accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate equal to 1.625% per year. The Notes will mature on November 15, 2031, unless earlier converted, redeemed or repurchased by us. Net proceeds from the offering were approximately $222.8 million, after deducting customary underwriting discounts and offering expenses.

As of December 31, 2025, we have 182,955,584 shares outstanding on an as-converted basis, which consists of (i) 160,980,024 shares of common stock outstanding, (ii) pre-funded warrants that are exercisable for 606,060 shares of common stock, (iii) 67,414 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) that are convertible into 16,853,500 shares of common stock, and (iv) 4,516 shares of Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) that are convertible into 4,516,000 shares of common stock.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $900.8 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(264,444)	$(207,791)
Net cash provided by (used in) investing activities	(399,526)	38,276
Net cash provided by financing activities	878,233	214,451
Net increase in cash, cash equivalents and restricted cash	$214,263	$44,936

Operating Activities

During the year ended December 31, 2025, operating activities used $264.4 million of cash, primarily resulting from our net loss of $328.9 million, partially offset by changes in our operating assets and liabilities of $8.0 million and net non-cash charges of $56.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2025 consisted primarily of a $8.2 million increase in accounts payable and accrued expenses and other current liabilities and a $1.6 million decrease in other assets, partially offset by a $1.6 million decrease in operating lease liabilities and a $0.2 million increase in prepaid expenses and other current assets.

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

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $399.5 million, which consisted of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

During the year ended December 31, 2024, net cash provided by investing activities was $38.3 million, which consisted of maturities and sales of marketable securities, partially offset by purchases of marketable securities and property and equipment.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $878.2 million, which consisted of $539.8 million in proceeds from the issuance of common stock in public offerings, net of paid offering costs, $222.8 million in proceeds from the Notes, net of paid issuance costs, $159.3 million in proceeds from the issuance of common stock under the ATM, net of paid issuance costs, $47.0 million in proceeds from the Credit Facility, net of paid issuance costs, proceeds from the issuance of common stock under the ESPP and proceeds from the issuance of common stock upon stock option exercises, partially offset by the repayment of the Credit Facility and taxes paid related to net share settlement of equity awards.

During the year ended December 31, 2024, net cash provided by financing activities was $214.5 million, which consisted of $213.3 million in proceeds from the issuance of common stock and Series B Preferred Stock in a private placement, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, and proceeds from the issuance of common stock upon stock option exercises.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we prepare to commercialize bezuclastinib (if approved), advance the clinical development of our current and any future product candidates and conduct additional research, development and preclinical activities. The timing and amount of our operating expenditures will depend largely on:

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
•
our ability to obtain adequate product supply for any approved product or our inability to do so at acceptable prices;
•
our ability to establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•
our ability to commercialize our product candidates or gain market acceptance by physicians, patients, third-party payors, and others in the medical community;
•
adverse results or delays in clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•
adverse developments concerning our manufacturers;
•
our ability to establish collaborations, if desired or needed;
•
additions or departures of key scientific or management personnel; and
•
unanticipated serious safety concerns related to the use of our product candidates.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $900.8 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, additional debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

A description of our material cash requirements, including commitments for capital expenditures, is described above and disclosed in Note 9 and Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025 and 2024, we had cash, cash equivalents and marketable securities of $900.8 million and $287.1 million, respectively, consisting primarily of money market funds and investments in U.S. government agency securities and treasury obligations.

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

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. Our policy is to reduce default risk by investing in investment grade securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COGENT BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cogent Biosciences, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cogent Biosciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued External Research and Development Expenses

As described in Notes 2 and 5 to the consolidated financial statements, the Company has entered into various research and development contracts with companies both inside and outside of the United States. Management records accruals for estimated ongoing external research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding liabilities to the third parties as of the end of the reporting period. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies or trials, including the phase or completion of events, communication from the contract research organizations or other companies of any actual costs incurred during the period that have not yet been invoiced, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Within accrued expenses and other current liabilities, total accrued external research and development expense is $20.1 million as of December 31, 2025.

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

February 17, 2026

We have served as the Company’s auditor since 2015.

COGENT BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$312,012	$98,165
Short-term marketable securities	588,753	188,912
Prepaid expenses and other current assets	9,590	9,395
Total current assets	910,355	296,472
Operating lease, right-of-use assets	18,078	20,097
Property and equipment, net	5,457	6,467
Restricted cash	416	—
Other assets	3,301	4,862
Total assets	$937,607	$327,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,504	$12,013
Accrued expenses and other current liabilities	52,902	42,132
Operating lease liabilities	1,547	1,565
Total current liabilities	63,953	55,710
Convertible senior notes, net	222,895	—
Operating lease liabilities, net of current portion	14,355	15,902
Other liabilities	33	—
Total liabilities	301,236	71,612
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 67,414 and 70,465 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	53,830	56,515
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 4,516 and 6,868 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	35,563	54,085
Common stock, $0.001 par value; 300,000,000 shares authorized; 160,980,024 shares and 110,461,729 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	161	110
Additional paid-in capital	1,734,882	1,004,612
Accumulated other comprehensive income	355	447
Accumulated deficit	(1,188,420)	(859,483)
Total stockholders’ equity	636,371	256,286
Total liabilities and stockholders’ equity	$937,607	$327,898

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$269,780	$232,658	$173,755
General and administrative	63,583	43,281	34,375
Total operating expenses	333,363	275,939	208,130
Loss from operations	(333,363)	(275,939)	(208,130)
Other income:
Interest income	14,689	18,088	13,077
Interest expense	(3,062)	—	—
Loss on debt extinguishment	(7,181)	—	—
Change in fair value of CVR liability	—	—	1,700
Other income (expense), net	(20)	1,992	943
Total other income, net	4,426	20,080	15,720
Net loss	$(328,937)	$(255,859)	$(192,410)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(538.96)	$(484.85)	$(486.23)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	67,600	73,350	77,085

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(2,155.80)	$(1,939.47)	$—
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	6,778	9,731	—

Net loss per share, basic and diluted, common stock	$(2.16)	$(1.94)	$(1.94)
Weighted average common stock outstanding, basic and diluted	128,899,408	103,856,611	79,657,942

Comprehensive loss:
Net loss	$(328,937)	$(255,859)	$(192,410)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(92)	201	350
Total other comprehensive income (loss)	(92)	201	350
Comprehensive loss	$(329,029)	$(255,658)	$(192,060)

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Non-Voting Convertible		Series B Non-Voting Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	Equity
Balances at December 31, 2022	81,050	$65,830	—	$—	69,893,434	$70	$601,153	$(104)	$(411,214)	$255,735
Issuance of common stock in underwritten public offering, net of offering costs of $10.7 million	—	—	—	—	14,375,000	14	161,775	—	—	161,789
Conversion of Series A non-voting convertible preferred stock into common stock	(6,585)	(5,795)	—	—	1,646,250	2	5,793	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	85,878	—	752	—	—	752
Issuance of common stock from exercises	—	—	—	—	123,687	—	965	—	—	965
Unrealized gains on marketable securities	—	—	—	—	—	—	—	350	—	350
Stock-based compensation expense	—	—	—	—	—	—	30,621	—	—	30,621
Net loss	—	—	—	—	—	—	—	—	(192,410)	(192,410)
Balances at December 31, 2023	74,465	$60,035	—	$—	86,124,249	$86	$801,059	$246	$(603,624)	$257,802
Issuance of Series B non-voting convertible preferred stock and common stock, net of issuance costs of $11.7 million, in connection with the Private Placement	—	—	12,280	87,311	17,717,997	18	125,958	—	—	213,287
Exchange of common stock for Series B non-voting convertible preferred stock	—	—	8,300	74,754	(8,300,000)	(8)	(74,746)	—	—	—
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	(13,712)	(107,980)	13,712,000	13	107,967	—	—	—
Conversion of Series A non-voting convertible preferred stock into common stock	(4,000)	(3,520)	—	—	1,000,000	1	3,519	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	176,893	—	916	—	—	916
Issuance of common stock from exercises	—	—	—	—	30,590	—	199	—	—	199
Unrealized gains on marketable securities	—	—	—	—	—	—	—	201	—	201
Stock-based compensation expense	—	—	—	—	—	—	39,740	—	—	39,740
Net loss	—	—	—	—	—	—	—	—	(255,859)	(255,859)
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286
Issuance of common stock in underwritten public offerings, net of offering costs of $35.3 million	—	—	—	—	36,684,589	37	539,675	—	—	539,712
Issuance of common stock under ATM, net of issuance costs of $4.9 million	—	—	—	—	7,623,189	8	159,315	—	—	159,323
Conversion of Series A non-voting preferred stock into common stock	(3,051)	(2,685)	—	—	762,750	1	2,684	—	—	—
Conversion of Series B non-voting preferred stock into common stock	—	—	(2,352)	(18,522)	2,352,000	2	18,520	—	—	—
Restricted stock units vesting	—	—	—	—	2,794,000	—	—			—
Shares withheld related to net share settlement of equity awards	—	—	—	—	(1,239,443)	—	(48,896)			(48,896)
Issuance of common stock from exercises	—	—	—	—	1,327,446	2	11,544	—	—	11,546
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	213,764	1	1,349	—	—	1,350
Stock-based compensation expense	—	—	—	—	—	—	46,079	—	—	46,079
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	—	—	(328,937)	(328,937)
Balances at December 31, 2025	67,414	$53,830	4,516	$35,563	160,980,024	$161	$1,734,882	$355	$(1,188,420)	$636,371

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(328,937)	$(255,859)	$(192,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,564	2,450	2,270
Stock-based compensation expense	46,079	39,740	30,621
Amortization of right-of-use operating lease assets	2,019	1,901	1,318
Change in fair value of CVR liability	—	—	(1,700)
Net amortization (accretion) of premiums (discounts) on marketable securities	(1,962)	(7,619)	(5,173)
Loss on disposal of property and equipment	—	—	8
Amortization of debt discount and issuance costs	601	—	—
Loss on debt extinguishment	7,181	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(195)	(4,334)	(626)
Other assets	1,561	2	(119)
Accounts payable	(2,509)	1,358	4,813
Accrued expenses and other current liabilities	10,686	15,956	8,170
Operating lease liability	(1,565)	(1,386)	(796)
Other liabilities	33	—	—
Net cash used in operating activities	(264,444)	(207,791)	(153,624)
Cash flows from investing activities:
Purchases of property and equipment	(1,554)	(573)	(2,796)
Purchases of marketable securities	(687,171)	(255,603)	(348,803)
Maturities and sales of marketable securities	289,199	294,452	253,775
Net cash provided by (used in) investing activities	(399,526)	38,276	(97,824)
Cash flows from financing activities:
Proceeds from long-term debt	49,291	—	—
Repayment of long-term debt	(54,635)	—	—
Proceeds from convertible senior notes	223,100	—	—
Payment of debt issuance costs	(2,622)	—	—
Proceeds from issuance of common stock in public offerings, net of offering costs of $35.3 million	539,776	—	—
Proceeds from issuance of common stock in public offering, net of offering costs of $10.7 million	—	—	161,819
Proceeds from issuance of common stock under ATM, net of issuance costs of $4.9 million	159,323	—	—
Proceeds from issuance of common stock and Series B non-voting convertible preferred stock in connection with the Private Placement, net of offering costs $11.7 million	—	213,336	—
Taxes paid related to net share settlement of equity awards	(48,896)	—	—
Proceeds from issuance of common stock upon stock option exercises	11,546	199	965
Proceeds from issuance of stock from employee stock purchase plan	1,350	916	752
Net cash provided by financing activities	878,233	214,451	163,536
Net increase (decrease) in cash, cash equivalents and restricted cash	214,263	44,936	(87,912)
Cash, cash equivalents and restricted cash at beginning of period	98,165	53,229	141,141
Cash, cash equivalents and restricted cash at end of period	$312,428	$98,165	$53,229
Supplemental disclosure of cash flow information:
Cash paid for interest	2,015	—	—
Supplemental disclosure of noncash investing and financing information:
Debt discount included in accrued expenses and other liabilities	20	—	—
Offering costs included in accounts payable and accrued expenses	64	49	30
Property & equipment included in accounts payable and accrued expenses	—	—	43
Conversion of Series A Preferred Stock into common stock	2,685	3,520	5,795
Conversion of Series B Preferred Stock into common stock	18,522	107,980	—

The accompanying notes are an integral part of these consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company is developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“NonAdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST. The Company is building an internal commercial organization and expects to launch bezuclastinib commercially in the United State in the second half of 2026, pending regulatory approval. The Company also has an ongoing Phase 1 study of its novel internally developed FGFR2/3 inhibitor and has initiated a Phase 1 study of its CNS-penetrant, selective mutant ErbB2 inhibitor. In addition, the Cogent Research Team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases targeting mutations in PI3Kα, KRAS and JAK2.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $328.9 million for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $1,188.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the consolidated financial statements.

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

The Company estimates the fair value of stock-based options granted to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of its stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. The Company based its estimate of expected volatility on a blended volatility of the volatility of the Company's stock price and the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development and that are publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected life of employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025, 2024 and 2023, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures related to income tax disclosure requirements. The pronouncement enhances the transparency and decision usefulness of income tax disclosures. The pronouncement is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025, with no material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$588,397	$363	$(7)	$588,753
	$588,397	$363	$(7)	$588,753

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$188,465	$451	$(4)	$188,912
	$188,465	$451	$(4)	$188,912

As of December 31, 2025, the Company held one security that was in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2025 was $40.0 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2024, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2024 was $8.9 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the years ended December 31, 2025, 2024 or 2023.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,102	$—	$—	$213,102
Marketable securities:
U.S. Treasury bills and notes	$—	$588,753	$—	$588,753
Total Assets	$213,102	$588,753	$—	$801,855

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,946	$—	$—	$85,946
Marketable securities:
U.S. Treasury bills and notes	$—	$188,912	$—	$188,912
Total Assets	$85,946	$188,912	$—	$274,858

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the years ended December 31, 2025, 2024, and 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$8,847	$8,083
Computer equipment and software	887	819
Furniture and fixtures	1,176	1,176
Leasehold improvements	2,463	2,463
Construction-in-progress	763	41
Total property and equipment	14,136	12,582
Accumulated depreciation	(8,679)	(6,115)
Property and equipment, net	$5,457	$6,467

Depreciation and amortization expense was $2.6 million, $2.5 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued employee compensation and benefits	$15,740	$12,259
Accrued external research and development expense	20,052	19,957
Accrued external manufacturing costs	3,805	6,548
Accrued professional and consulting services	6,560	2,995
Other	6,745	373
	$52,902	$42,132

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

Cumulatively, through December 31, 2025, 95,911 shares of Series A Preferred Stock, or 58.7% of the previously issued Series A Preferred Stock, have been converted into 23,977,750 shares of common stock. The 67,414 shares of Series A Preferred Stock outstanding as of December 31, 2025 are convertible into 16,853,500 shares of common stock. Cumulatively, through December 31, 2025, 16,064 shares of the Series B Preferred Stock, or 78.1% of the previously issued Series B Preferred Stock, have been converted into 16,064,000 shares of common stock. The 4,516 shares of Series B Preferred Stock outstanding as of December 31, 2025 are convertible into 4,516,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of December 31, 2025.

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

On May 6, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. On November 7, 2025, the Company amended the Sales Agreement to increase the aggregate offering price to up to $300.0 million. As of December 31, 2025, 7,623,189 shares have been sold under the Sales Agreement for net proceeds of approximately $159.3 million.

The Company issued certain pre-funded warrants in 2022. Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share and is exercisable at any time beginning on the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with the holder) to exceed 9.99% of the total number of then issued and outstanding shares of common stock, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant and subject to such holder’s rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder. As of December 31, 2025, 2,424,242 pre-funded warrants have been exercised and 606,060 pre-funded warrants remain outstanding. In January 2026, the remaining 606,060 pre-funded warrants were exercised.

On July 10, 2025, the Company completed an underwritten public offering of 25,555,556 shares of the Company's common stock at a public offering price of $9.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 3,333,333 additional shares of common stock). The net proceeds from the offering were approximately $215.8 million, after deducting the underwriting discounts and commissions of $13.8 million and offering expenses of $0.4 million.

On November 11, 2025, the Company completed an underwritten public offering of 9,677,420 shares of the Company's common stock at a public offering price of $31.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 1,451,613 additional shares of common stock). The net proceeds from the offering were approximately $324.0 million, after deducting the underwriting discounts and commissions of $20.7 million and offering expenses of $0.3 million.

At the Company’s 2024 annual meeting of stockholders on June 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (the “Amendment”), to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Amendment, which became effective immediately upon such filing. Pursuant to the terms of the Series B Certificate of Designation, on June 10, 2024, 13,712 shares of Series B Preferred Stock automatically converted to 13,712,000 shares of common stock, and 4,516 shares of Series B Preferred Stock remain outstanding as of December 31, 2025.

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

As of December 31, 2025, 527,142 shares of common stock remain available for issuance under the 2018 Plan, excluding the 2025 Executive PSUs (as defined below) granted in October 2025 which were subject to forfeiture in the event sufficient shares were not added to the equity pool under the Company’s 2018 Plan on January 1, 2026 via the evergreen refresh provision. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 6,439,201 shares effective as of January 1, 2026.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). The board of directors also adopted a form of non-qualified stock option agreement for use with the Inducement Plan. The number of shares initially reserved for issuance under the Inducement Plan was 3,750,000, subject to adjustment for stock dividends, stock splits, or other changes in Cogent’s common stock or capital structure. As of December 31, 2025, 1,353,095 shares of common stock remain available for issuance under the Inducement Plan.

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

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. In addition, the number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. As of December 31, 2025, 302,733 shares remain available for issuance under the ESPP. In January 2026, 173,128 shares were issued to employees under the ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2026.

Performance-based restricted stock units

In February 2023, the board of directors approved grants to executives in aggregate of up to 2,500,000 PSUs (“2023 Executive PSUs”) under the 2018 Plan, which grants were subject to forfeiture in the event that the Company’s stockholders did not approve an increase to the number of shares reserved for issuance under the 2018 Plan (the “2023 Pool Increase”). On June 7, 2023, stockholders approved the 2023 Pool Increase and a grant date was established for accounting purposes for these PSUs in accordance with ASC 718 Compensation- Stock Compensation. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones over a three-year performance period ending in February 2026. Any PSUs earned will vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. The Company granted an additional 214,000 2023 Executive PSUs to the Chief Commercial Officer upon his start date with the same terms and conditions as the awards granted in 2023. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. On December 17, 2025, after achievement of 200% of the target awards, the Company's Board of Directors approved the acceleration of vesting on the 2023 Executive PSUs and the Company recognized the remaining expense of $1.1 million in the fourth quarter of 2025.

In October 2025, the Board of Directors approved grants to executives in aggregate of up to 3,650,000 PSUs (“2025 Executive PSUs”) under the 2018 Plan. An award holder can generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles or research and commercial milestones over a three-year performance period ending in December 2028. Any 2025 Executive PSUs earned will vest, if at all, in a single tranche in December 2028 subject to a condition of continuing employment through the end of the performance period. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. As of December 31, 2025, the maximum number awards were earned as a result of the achievement of the maximum stock price target.

During the year ended December 31, 2025, the Company granted 340,000 performance-based restricted stock units to certain non-executives (“Non-executive PSUs”) under the 2018 Plan. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. As of December 31, 2025, one of the performance milestones was determined to be probable of achievement.

Stock Options

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.3%	4.1%	3.9%
Expected volatility	85.4%	84.7%	76.7%
Expected dividend yield	—	—	—
Expected life (in years)	6.06	6.06	6.01

The following table summarizes activity under the 2018 Plan and the Inducement Plan, excluding performance-based and time-based restricted stock units:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	21,497,158	$8.83
Granted	7,538,879	12.67
Exercised	(1,327,446)	8.70
Forfeited	(349,024)	8.89
Outstanding as of December 31, 2025	27,359,567	$9.90	7.21	$747,167
Vested and expected to vest as of December 31, 2025	27,358,567	$9.90	7.21	$747,167
Options exercisable as of December 31, 2025	16,783,067	$9.13	6.25	$469,808

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $28.0 million, $0.1 million and $0.6 million, respectively. The weighted average grant-date fair value of awards granted during the years ended December 31, 2025, 2024 and 2023 was $9.52 per share, $4.40 per share and $9.12 per share, respectively.

Performance-based restricted stock units

The following table summarizes the activity of performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	2,714,000	$7.63
Granted	3,990,000	10.39
Vested	(2,714,000)	7.63
Forfeited	—	—
Unvested as of December 31, 2025	3,990,000	$10.39

The 2023 Executive PSUs that vested in the year ended December 31, 2025, were net-share settled and the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 1,239,443, based on the value of the awards on the issuance date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $48.9 million in the year ended December 31, 2025, and are reflected as a financing activity within the accompanying Consolidated Statements of Cash Flows.

Time-based restricted stock units

During the year ended December 31, 2025, the Company granted time-based restricted stock units to employees with service-based vesting conditions. The time-based restricted stock units vest over the 2 year service period. The following table summarizes the activity of time-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Unvested as of December 31, 2024	80,000	$4.54
Granted	539,000	39.45
Vested	(80,000)	4.54
Forfeited	—	—
Unvested as of December 31, 2025	539,000	$39.45

Employee Stock Purchase Plan

The Company estimates the fair value of shares to be issued under the 2018 Employee Stock Purchase Plan using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes information pertaining to stock purchase rights granted under the employee stock purchase plan, during the years indicated:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.3%	5.2%	4.0%
Expected volatility	68.2%	112.1%	75.7%
Expected dividend yield	—	—	—
Expected life (in years)	0.50	0.50	0.50

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the years ended December 31, 2025, 2024, 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense by type of award:
Time-based stock options	$30,847	$30,222	$26,012
Performance-based restricted stock units	14,087	8,665	4,196
Time-based restricted stock units	367	211	—
Employee stock purchase plan	778	642	413
Total	$46,079	$39,740	$30,621

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development expenses	$23,081	$18,965	$14,595
General and administrative expenses	22,998	20,775	16,026
Total	$46,079	$39,740	$30,621

As of December 31, 2025, total unrecognized compensation cost related to the unvested time-based stock options and time-based restricted stock units was $83.6 million and $21.1 million, respectively, which is expected to be recognized over a weighted average period of 2.62 years and 3.96 years, respectively.

As of December 31, 2025, total unrecognized compensation cost related to the unvested 2025 Executive PSUs was $35.8 million based on the maximum achievement of 200% of the target award, which is expected to be recognized ratably over a weighted average period of 3.0 years.

8. Income Taxes

During the years ended December 31, 2025, 2024 and 2023, the Company recorded no current or deferred income tax benefits due to its full valuation allowance. The Company had no foreign operations.

As further described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09 (in thousands, except percent):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(69,077)	21.0%
State and local income taxes, net of federal income tax effect(1)	—	—
Tax credits:
Research and development tax credits	(9,050)	2.8
Orphan Drug tax credits	(11,321)	3.4
Changes in the valuation allowance	88,129	(26.8)
Nontaxable or nondeductible items:
Stock-based compensation	(20,089)	6.1
Non-deductible executive compensation	21,355	(6.5)
Other	53	—
Effective income tax rate	$—	0.0%

(1) State tax in Massachusetts accounted for the majority (greater than 50%) of the tax effect in this category, offset with a valuation allowance.

The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.9)	(4.8)
Federal and state tax credits	(7.9)	(7.9)
Rate change	4.4	(2.3)
Nondeductible stock compensation	2.4	1.8
Other items	—	(0.9)
Change in valuation allowance	24.0	35.1
Effective income tax rate	0.0%	0.0%

The Company’s net deferred tax assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforwards	$100,592	$64,299
Tax credits	70,591	48,961
Accrued expenses	3,636	2,901
Capitalized research and development expense	122,334	90,525
Operating lease right-of-use assets	(4,118)	(4,688)
Operating lease liabilities	4,678	5,271
Stock compensation	10,885	9,992
Other	2,432	1,291
Total deferred tax assets	311,030	218,552
Valuation allowance	(311,030)	(218,552)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of $428.3 million and $170.8 million, respectively, which may be available to offset future taxable income and begin to expire in 2035. Of the federal net operating loss carryforwards at December 31, 2025, $425.0 million is available to be carried forward indefinitely but can only offset 80% of taxable income per year. As of December 31, 2025, the Company had U.S. federal and state research and development tax credit carryforwards of $28.8 million and $6.0 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2035, respectively. The Company also had federal orphan drug tax credits of $37.1 million which may be available to offset future income tax liabilities and begin to expire in 2041.

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

As a result of the shares issued in July 2020 related to the acquisition of Kiq and the sale of Series A convertible preferred stock, the Company experienced a change in ownership, as defined by Section 382. As a result of the ownership change, utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards is subject to annual limitation under Section 382. Under Section 382, the annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. As of December 31, 2025, approximately $73.0 million and $1.5 million of federal and state net operating losses, respectively, were subject to the July 2020 limitation of $0.3 million per year. A second ownership change occurred in December 2020 as a result of the underwritten public offering of common stock which resulted in a limitation of tax attributes generated from July 2020 to December 2020. The December 2020 ownership change is not expected to have a material impact to the Company’s net operating loss carryforwards or research and development tax credit carryforwards as these net operating losses and tax credit carryforwards may be utilized, subject to annual limitation, assuming sufficient taxable income is generated before expiration. The Company has not performed a Section 382 analysis since December 2020. Subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.

The Company has not performed a research and development tax credit study. Any change to the Company’s credits as a result of a study would be offset by a change in the valuation allowance.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its net deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its net deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025, 2024, and 2023. Management reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance during the years ended December 31, 2025, 2024 and 2023 primarily related to net operating loss carryforwards, tax credits generated and capitalized research and development expenses. Changes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of year	$218,552	$157,070	$89,544
Decreases recorded to income tax provision	—	—	—
Increases recorded to income tax provision	92,478	61,482	67,526
Valuation allowance as of end of year	$311,030	$218,552	$157,070

As of December 31, 2025, 2024, and 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for assessment by the Internal Revenue Service remains open for all years from 2022 to the present, with certain states open from 2021 to the present. The Company’s tax attributes related to years prior to 2022 can still be adjusted under audit.

For the period ended December 31, 2025, the Company had no provision for income taxes and made no income tax payments. The only tax payments during the period related to excise taxes.

9. Commitments and Contingencies

Operating Leases

Corporate Headquarters - Waltham, MA

On March 19, 2022, the Company and Cimpress USA Incorporated (“Cimpress”) entered into a sublease agreement (the “Waltham Sublease”) pursuant to which the Company subleases approximately 17,749 square feet of office space in Waltham, Massachusetts, which serves as the Company’s corporate headquarters. The Waltham Sublease became effective on May 5, 2022.

The Waltham Sublease has a term of four years and four months, commencing June 1, 2022 and expiring September 30, 2026. The Company will pay Cimpress base rent at an initial rate of $42.50 per square foot per year. Rent is payable in equal monthly installments and subject to $1.00 per square foot annual increases over the term. Additionally, the Company is responsible for reimbursing Cimpress for the Company’s share of the building’s property taxes and operating expenses. In connection with the Waltham Sublease, the Company provided a cash security deposit to the landlord in an amount of $0.4 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2025 and 2024.

The lease commencement date occurred in May 2022, following landlord consent, as the Company gained access to the space under the terms of the lease. The Company recorded a right-of-use asset and lease liability for this lease of $2.9 million at the lease commencement date.

Future Corporate Headquarters - Waltham, MA

On September 5, 2025, the Company and BP THIRD AVENUE LLC (“BP”) entered into a lease agreement (the “Waltham Lease”) pursuant to which the Company will lease approximately 31,518 square feet of office space in Waltham, Massachusetts, which will serve as its corporate headquarters and replace its existing headquarters in Waltham, Massachusetts.

The term of the Waltham Lease will commence when BP has substantially completed all construction and the office space is ready for occupancy, which is expected to be in May 2026 (the “Commencement Date”). The Waltham Lease will have a term of 7 years and 10 months from the Commencement Date, and the Company has an option to extend the term of the Waltham Lease for an additional five-year period. The Company's obligation to pay base rent begins 5 months after the Commencement Date at an initial rate of $32.00 per square foot. Rent will be payable in equal monthly installments and subject to annual increases of $1.00 per square foot over the term. Additionally, the Company is required to pay its share of operating expenses and property taxes as additional rent. In connection with the Waltham Lease, the Company deposited with BP a letter of credit in the amount of approximately $0.3 million as a security deposit which is recorded in Restricted Cash in the consolidated balance sheet as of December 31, 2025.

Research Facility - Boulder, CO

On July 6, 2021, the Company entered into a lease agreement (the “Original Lease”) pursuant to which the Company leases approximately 38,075 square feet (the “Initial Premises”) in Boulder, Colorado, which includes office and laboratory space. Subsequently, on March 29, 2022, the Company entered into the First Amendment to the lease agreement (the “First Amendment” and together with the Original Lease, (the “Boulder Lease”) pursuant to which the Company leases approximately 6,582 square feet of additional office space on the second floor (the “Expansion Premises”).

The Boulder Lease has an initial term of 12 years with the option to extend for three successive five-year terms. Boulder Lease payments began in June 2023 after an initial free rent period. Rent is payable in equal monthly installments and subject to annual increases over the term. Additionally, the Company is responsible for reimbursing the landlord for its share of the building’s property taxes and operating expenses. The Boulder Lease is an operating lease. In connection with the Boulder Lease, the Company provided a cash security deposit to the landlord in an amount of $0.7 million which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2025 and 2024.

The Company recorded the initial right-of-use assets and lease liabilities for the lease of $22.3 million as of the lease commencement dates.

The elements of the lease expense, net of sublease income, were as follows (in thousands):

	2025	2024	2023
Lease cost
Operating lease cost	$3,295	$3,295	$3,796
Variable lease cost(1)	714	807	687
Sublease income	—	—	(950)
Total lease cost	$4,009	$4,102	$3,533

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,841	$3,663	$3,537
Weighted average remaining lease term	9.17	9.84	10.58
Weighted average discount rate	8.26%	8.00%	8.00%

(1) The variable lease costs for the years ended December 31, 2025, 2024 and 2023 include common area maintenance and other operating charges.

Future minimum lease payments under the Company’s operating leases as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2026	2,950
2027	3,148
2028	3,227
2029	3,307
2030	3,388
Thereafter	14,096
Total future minimum lease payments	30,116
Less: imputed interest	14,214
Total operating lease liability	$15,902
Included in the consolidated balance sheet:
Current operating lease liability	$1,547
Operating lease liability, net of current portion	14,355
Total operating lease liability	$15,902

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. In the fourth quarter of 2025, $5.0 million became payable upon the achievement of certain regulatory milestones and additional $15.0 million may become payable in the next twelve months as a result of the achievement of additional regulatory milestones.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or 2024.

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

10. Debt

Convertible Senior Notes Due 2031

On November 18, 2025, the Company completed a public offering of $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due 2031 (the “Notes”), including the exercise in full of the underwriters’ over-allotment option to purchase up to an additional $30.0 million aggregate principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of November 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of November 18, 2025, between the Company and the Trustee.

The Notes are general, unsecured, senior obligations of the Company. The Notes accrue interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate equal to 1.625% per year. In addition, special interest will accrue on the Notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the U.S. Securities and Exchange Commission as provided in the Indenture and as described below. The Notes will mature on November 15, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased by the Company.

Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of the Company’s common stock, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the Indenture; (iv) if the Company calls such Notes for redemption; and (v) at any time from, and including, August 15, 2031 until the close of business on the scheduled trading day immediately before the Maturity Date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, based on the applicable conversion rate(s). The initial conversion rate is 22.2469 shares of Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $44.95 per share, and is subject to adjustment as described in the Indenture. If certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the Company will in certain circumstances increase the conversion rate for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on a redemption date on or after November 20, 2029 and on or before the 26th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $75.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

As of December 31, 2025, the Notes are classified as a long-term liability on the consolidated balance sheets and presented net of unamortized issuance costs of $7.1 million. The issuance costs are amortized to interest expense over the contractual term of the Notes. As of December 31, 2025, the effective interest rate of the Notes is 2.2%.

The outstanding balance of the Notes as of December 31, 2025 consisted of the following (in thousands):

December 31, 2025
Principal amount	$230,000
Unamortized debt discount and issuance costs	(7,105)
Convertible senior notes, net	$222,895

As of December 31, 2025, the estimated fair value of the Notes was approximately $270.3 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

Credit Facility

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

On November 18, 2025, using proceeds received from the issuance of the Notes described above, the Company prepaid in full all of its amounts outstanding with respect to the Credit Facility and repaid in full all obligations due. The aggregate payoff amount was approximately $54.8 million, which includes $50.0 million of principal, additional loan consideration and premiums of $4.6 million, and accrued interest of $0.2 million through the repayment date. The loss on debt extinguishment was $7.2 million, and was included in the loss on debt extinguishment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Interest expense related to the Notes and Credit Facility for the year ended December 31, 2025 was $3.1 million. This consisted of amortization of debt discount and issuance costs of $0.6 million and the contractual coupon interest expense of $2.5 million. The Company did not recognize any interest expense during the year ended December 31, 2024.

11. Net Loss per Share

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

The following tables set forth the computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Year Ended December 31, 2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(36,434)	$(14,612)	$(277,890)
Denominator:
Weighted average shares outstanding, basic and diluted	67,600	6,778	128,899,408
Net loss per share, basic and diluted	$(538.96)	$(2,155.80)	$(2.16)

	Year Ended December 31, 2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(35,564)	$(18,873)	$(201,422)
Denominator:
Weighted average shares outstanding, basic and diluted	73,350	9,731	103,856,611
Net loss per share, basic and diluted	$(484.85)	$(1,939.47)	$(1.94)

	Year Ended December 31, 2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(37,481)	$—	$(154,929)
Denominator:
Weighted average shares outstanding, basic and diluted	77,085	—	79,657,942
Net loss per share, basic and diluted	$(486.23)	$—	$(1.94)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive and would result in a reduction to net loss per share. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024	2023
Stock options to purchase common stock	27,358,567	21,497,158	15,502,746
Shares issuable upon conversion of convertible notes	5,116,787	—	—
Performance-based restricted stock units subject to vesting	3,990,000	2,714,000	2,500,000
Time-based restricted stock units subject to vesting	539,000	80,000	—
	37,004,354	24,291,158	18,002,746

12. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $2.0 million, $1.5 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

13. Segment Information

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

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements.

The following table is a summary of segment information for the years ended December 31, 2025, 2024, 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating Expenses
Late-stage development	$120,059	$120,862	$85,484
Early-stage, preclinical and discovery programs	40,112	28,141	19,171
R&D personnel related	64,035	47,048	38,206
Research and development software, facilities and other strategic support	20,085	10,812	9,374
Other operational infrastructure and advisory support	40,429	26,886	23,010
Stock-based compensation expense	46,079	39,740	30,621
Depreciation expense	2,564	2,450	2,264
Interest income	(14,689)	(18,088)	(13,077)
Interest expense	3,062	—	—
Loss on debt extinguishment	7,181	—	—
Change in fair value of CVR liability	—	—	(1,700)
Other expense (income), net	20	(1,992)	(943)
Segment net loss and consolidated net loss	$328,937	$255,859	$192,410

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, including under the headings “Corporate Governance,” “Executive Officers,” “Insider Trading Policies and Prohibitions on Derivatives, Hedging Monetization and Other Transactions,” and, if applicable, “Delinquent Section 16(a) Reports.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, including under headings “Corporate Governance” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, including under the heading “Certain Information about our Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to information in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, including under the “Ratification of Independent Registered Public Accounting Firm.”

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

3.4

Certificate of Designations of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

3.5

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

4.3

Indenture by and between Cogent Biosciences, Inc. and U.S. Bank Trust Company, National Association, as trustee dated November 18, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on November 18, 2025)

4.4

First Supplemental Indenture by and between Cogent Biosciences, Inc. and U.S. Bank Trust Company, National Association, as trustee dated November 18, 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on November 18, 2025)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K (File No. 001-38443) filed on March 15, 2022)

10.2#*	Cogent Biosciences, Inc. Amended and Restated 2018 Stock Option and Incentive Plan and forms of award agreements thereunder

10.3#*	Cogent Biosciences, Inc. 2020 Inducement Plan and form of option award agreement thereunder and forms of award agreements thereunder

10.4#	Cogent Biosciences, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K (File No. 001-38443) filed on March 16, 2021)

10.5#

Cogent Biosciences, Inc. Form of Inducement Award Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-281291) filed August 6, 2024)

10.6#

Cogent Biosciences, Inc. Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-281291) filed August 6, 2024)

10.7#

Amended and Restated Cogent Biosciences, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K (File No. 001-38443) filed on March 15, 2022)

10.8(1)

Securities Purchase Agreement among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.9

Registration Rights Agreement between the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s on Form 8-K (File No. 001-38443) filed on July 6, 2020)

10.10

Contingent Value Rights Agreement dated as of August 6, 2020 among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on August 10, 2020)

10.11	License Agreement between KIQ LLC and Plexxikon Inc. dated as of May 27, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q/A (File No. 001-38443) filed on October 6, 2020)

10.12

Asset Purchase Agreement dated as of August 28, 2020 among the Registrant, Sotio, LLC and Sotio N.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.13

Sales Agreement, by and between the Company and Guggenheim Securities LLC, dated May 6, 2022 (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-264773) filed on May 6, 2022)

10.14#

Employment Agreement dated as of October 23, 2020, between Cogent Biosciences, Inc. and Andrew Robbins (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 9, 2020)

10.15#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and John Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.16#

Amended and Restated Employment Agreement entered into on December 24, 2021 by and between Cogent Biosciences, Inc. and Jessica Sachs, MD (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on December 27, 2021)

10.17#

Amended and Restated Employment Agreement entered into on December 20, 2021 by and between Cogent Biosciences, Inc. and John Robinson (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K (File No. 001-38443) filed on February 26, 2024)

10.18#

Amended and Restated Employment Agreement entered into on December 20, 2021 by and between Cogent Biosciences, Inc. and Evan Kearns (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (File No. 001-38443) filed on February 26, 2024)

10.19

Lease by and between Cogent Biosciences, Inc. and BCSP Pearl East Property LLC dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on July 9, 2021)

10.20

Sublease by and between Cogent Biosciences, Inc. and Cimpress USA Incorporated dated March 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38443) filed on November 14, 2022)

10.21(1)

Securities Purchase Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and each purchaser identified on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

10.22(1)

Registration Rights Agreement, dated as of February 13, 2024, by and among Cogent Biosciences, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38443) filed on February 14, 2024)

10.23	Form of Exchange Agreement, dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on March 22, 2024)

10.24#

Employment Agreement dated as of May 25, 2024, between Cogent Biosciences, Inc. and Cole Pinnow (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (File No. 001-38443) filed on February 25, 2025)

10.25(1)(2)

Loan and Security Agreement, dated as of June 11, 2025, by and between the Company, SLR Investment Corp., and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38443) filed on August 5, 2025)

10.26(1)

Lease by and between Cogent Biosciences, Inc. and BP THIRD AVENUE LLC dated September 5, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38443) filed on September 11, 2025)

19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K (File No. 001-38443) filed on February 25, 2025)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K (File No. 001-38443) filed on February 26, 2024)

101INS*	Inline XBRL Instance Document.

101SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Coverage Page Interactive Data File (formatted as inline XRBL with applicable taxonomy extensive information contained in Exhibits 101.)

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

Date: February 17, 2026	COGENT BIOSCIENCES, INC.

	By:	/s/ Andrew Robbins
Andrew Robbins
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2026:

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