Form 10-Q
period 2026-03-31
Cogent Biosciences, Inc.
filed 2026-05-05
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 170,868,004 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, anticipated regulatory approval and commercial launch of bezuclastinib, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Item 1A “Risk Factors.” Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

i

•
the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, banking institution instability, changes in trade policies, including tariffs or other trade-related actions or the threat of such actions, and the prospect of a shutdown of the U.S. federal government;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$241,208	$312,012
Short-term marketable securities	625,170	588,753
Prepaid expenses and other current assets	11,425	9,590
Total current assets	877,803	910,355
Operating lease, right-of-use assets	17,549	18,078
Property and equipment, net	5,298	5,457
Restricted cash	416	416
Other assets	1,940	3,301
Total assets	$903,006	$937,607
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,744	$9,504
Accrued expenses and other current liabilities	42,854	52,902
Operating lease liabilities	1,383	1,547
Total current liabilities	57,981	63,953
Convertible senior notes, net	223,173	222,895
Operating lease liabilities, net of current portion	14,097	14,355
Other liabilities	62	33
Total liabilities	295,313	301,236
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 39,414 and 67,414 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	29,190	53,830
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 4,516 shares issued and outstanding at March 31, 2026 and December 31, 2025	35,563	35,563
Common stock, $0.001 par value; 300,000,000 shares authorized; 170,773,803 and 160,980,024 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	171	161
Additional paid-in capital	1,828,956	1,734,882
Accumulated other comprehensive income (loss)	(415)	355
Accumulated deficit	(1,285,772)	(1,188,420)
Total stockholders’ equity	607,693	636,371
Total liabilities and stockholders’ equity	$903,006	$937,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$75,365	$63,029
General and administrative	28,242	11,904
Total operating expenses	103,607	74,933
Loss from operations	(103,607)	(74,933)
Other income:
Interest income	7,608	2,952
Interest expense	(1,213)	—
Other income (expense), net	(140)	(5)
Total other income, net	6,255	2,947
Net loss	$(97,352)	$(71,986)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(132.58)	$(131.22)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	67,414	67,892

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(530.34)	$(524.90)
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	4,516	6,868

Net loss per share, basic and diluted, common stock	$(0.53)	$(0.52)
Weighted average common stock outstanding, basic and diluted	162,194,778	113,307,940

Comprehensive loss:
Net loss	$(97,352)	$(71,986)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(770)	(283)
Total other comprehensive income (loss)	(770)	(283)
Comprehensive loss	$(98,122)	$(72,269)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	67,414	$53,830	4,516	$35,563	160,980,024	$161	$1,734,882	$355	$(1,188,420)	$636,371
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	173,128	—	1,062	—	—	1,062
Issuance of common stock upon RSU vesting	—	—	—	—	3,200	—	—	—	—	—
Issuance of common stock under ATM, net of issuance costs of $1.4 million	—	—	—	—	1,340,699	1	45,711	—	—	45,712
Issuance of common stock from exercises of stock options	—	—	—	—	670,692	1	5,755	—	—	5,756
Issuance of common stock from pre-funded warrant exercises	—	—	—	—	606,060	1	5	—	—	6
Conversion of Series A non-voting preferred stock into common stock	(28,000)	(24,640)	—	—	7,000,000	7	24,633	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(770)	—	(770)
Stock-based compensation expense	—	—	—	—	—	—	16,908	—	—	16,908
Net loss	—	—	—	—	—	—	—	—	(97,352)	(97,352)
Balances at March 31, 2026	39,414	$29,190	4,516	$35,563	170,773,803	$171	$1,828,956	$(415)	$(1,285,772)	$607,693

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286
Issuance of common stock under ATM, net of issuance costs of $0.7 million	—	—	—	—	2,587,992	3	24,247	—	—	24,250
Conversion of Series A non-voting convertible preferred stock into common stock	(2,767)	(2,435)	—	—	691,750	1	2,434	—	—	—
Issuance of common stock from exercises of stock options	—	—	—	—	26,842	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	88,141	—	584	—	—	584
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(283)	—	(283)
Stock-based compensation expense							10,008	—	—	10,008
Net loss	—	—	—	—	—	—	—	—	(71,986)	(71,986)
Balances at March 31, 2025	67,698	$54,080	6,868	$54,085	113,856,454	$114	$1,042,021	$164	$(931,469)	$218,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(97,352)	$(71,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	626	640
Stock-based compensation expense	16,908	10,008
Amortization of operating leases, right-of-use assets	529	498
Net amortization (accretion) of premiums (discounts) on marketable securities	(1,180)	(955)
Amortization of debt discount and issuance costs	278	—
Loss on fixed asset disposal	135	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,835)	2,172
Other assets	1,361	—
Accounts payable	4,240	2,141
Accrued expenses and other current liabilities	(10,200)	(8,658)
Operating lease liability	(422)	(376)
Other liabilities	29	5
Net cash used in operating activities	(86,883)	(66,511)
Cash flows from investing activities:
Purchases of property and equipment	(449)	(547)
Purchases of marketable securities	(133,839)	—
Maturities and sales of marketable securities	97,831	69,926
Net cash (used in) provided by investing activities	(36,457)	69,379
Cash flows from financing activities:
Proceeds from issuance of common stock under ATM, net of issuance costs of $1.4 million and $0.7 million, respectively	45,712	24,250
Proceeds from pre-funded warrant exercises	6	—
Proceeds from issuance of common stock upon stock option exercises	5,756	136
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,062	584
Net cash provided by financing activities	52,536	24,970
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,804)	27,838
Cash, cash equivalents and restricted cash at beginning of period	312,428	98,165
Cash, cash equivalents and restricted cash at end of period	$241,624	$126,003
Supplemental disclosure of noncash investing and financing information:
Property & equipment included in accounts payable and accrued expenses	$152	$79
Conversion of Series A Preferred Stock into common stock	$24,640	$2,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company is developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“Non-AdvSM”), Advanced Systemic Mastocytosis (“AdvSM”), and GIST. The Company is building an internal commercial organization and expects to launch bezuclastinib commercially in the United States in the second half of 2026, pending regulatory approval. The Company has on-going Phase 1 studies of its CNS-penetrant, selective mutant ErbB2 inhibitor and its potential best-in-class, wild-type-sparing, PI3Kα inhibitor. In addition, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases targeting mutations in KRAS and JAK2.

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $97.4 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $1,285.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed unaudited consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025 have been made. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$625,585	$52	$(467)	$625,170

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$588,397	$363	$(7)	$588,753

As of March 31, 2026, the Company held 14 securities in an unrealized loss position. The aggregate fair value of the securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2026 was $428.7 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2025, the Company held one security that was in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2025 was $40.0 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three months ended March 31, 2026 and for the year ended December 31, 2025.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,922	$—	$—	$151,922
U.S. Treasury bills and notes	$—	$29,983	$—	$29,983
Marketable securities:
U.S. Treasury bills and notes	$—	$625,170	$—	$625,170
Total assets	$151,922	$655,153	$—	$807,075

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,102	$—	$—	$213,102
Marketable securities:
U.S. Treasury bills and notes	$—	$588,753	$—	$588,753
Total assets	$213,102	$588,753	$—	$801,855

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued employee compensation and benefits	$6,204	$15,740
Accrued external research and development expense	22,624	20,052
Accrued external manufacturing costs	5,411	3,805
Accrued professional and consulting services	6,769	6,560
Other	1,846	6,745
Total	$42,854	$52,902

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

Series B Non-Voting Convertible Preferred Stock

On February 14, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation”) in connection with the private placement of Series B Preferred Stock. The Series B Certificate of Designation provides for the issuance of shares of Series B Preferred Stock, par value $0.001 per share.

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

Cumulatively, through March 31, 2026, 123,911 shares of Series A Preferred Stock, or 75.9% of the previously issued Series A Preferred Stock, have been converted into 30,977,750 shares of common stock. The 39,414 shares of Series A Preferred Stock outstanding as of March 31, 2026 are convertible into 9,853,500 shares of common stock. Cumulatively, through March 31, 2026, 16,064 shares of the Series B Preferred Stock, or 78.1% of the previously issued Series B Preferred Stock, have been converted into 16,064,000 shares of common stock. The 4,516 shares of Series B Preferred Stock outstanding as of March 31, 2026 are convertible into 4,516,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of March 31, 2026.

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

On May 6, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. On November 7, 2025, the Company amended the Sales Agreement to increase the aggregate offering price to up to $300.0 million. During the three months ended March 31, 2026, 1,340,699 shares were sold under the Sales Agreement for net proceeds of approximately $45.7 million, after deducting issuance costs of $1.4 million. As of March 31, 2026, $88.6 million remained unsold and available for sale under the Sales Agreement.

The Company issued certain pre-funded warrants in 2022. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.01 per share and was exercisable at any time beginning on the date of issuance. In January 2026, the remaining 606,060 pre-funded warrants were exercised.

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

The number of authorized shares reserved for issuance under the 2018 Plan was increased by 6,439,201 shares effective as of January 1, 2026. As of March 31, 2026, 2,074,074 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). A total of 3,750,000 shares of common stock were initially reserved for issuance under the Inducement Plan, and, as of March 31, 2026, an additional 2,800,000 shares of common stock have been reserved for issuance under the Inducement Plan. As of March 31, 2026, 1,148,803 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. The number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2026. As of March 31, 2026, 254,605 shares remain available for issuance under the ESPP.

Performance-based restricted stock units

In 2023 and 2024, the Board of Directors approved grants to executives in aggregate of up to 2,714,000 performance-based restricted stock units (“PSUs”) under the 2018 Plan that were eligible to vest over a performance period ending in February 2026 (“2023 Executive PSUs”). An award holder could generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles and/or research and development milestones at any time during the performance period. Any 2023 Executive PSUs earned during the performance period would vest, if at all, in a single tranche in February 2026 subject to a condition of continuing employment through the end of the performance period. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. In December 2025, the Board of Directors determined that the 2023 Executive PSUs had been achieved at the maximum level and approved the acceleration of vesting of all such PSUs and the Company recognized the remaining expense of $1.1 million in the fourth quarter of 2025.

In October 2025, the Board of Directors approved grants to executives in aggregate of up to 3,650,000 PSUs under the 2018 Plan that were eligible to vest over a performance period ending in December 2028 (“2025 Executive PSUs”). An award holder could generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles or development and commercial milestones at any time during the performance period. Any 2025 Executive PSUs earned during the performance period will vest, if at all, in a single tranche in December 2028 subject to a condition of continuing employment through the end of the performance period. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. In the fourth quarter of 2025, the maximum number awards were deemed earned as a result of the achievement of the maximum stock price target.

During the year ended December 31, 2025, the Company granted 340,000 PSUs to certain non-executives (“Non-executive PSUs”) under the 2018 Plan. These awards are subject to the holders’ continuous service to the Company through the vesting event. As of March 31, 2026, all performance milestones were determined to be achieved or probable of achievement.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense by type of award:
Stock options	$10,081	$7,691
Employee Stock Purchase Plan	393	149
Restricted stock units	2,497	56
Performance-based restricted stock units	3,937	2,112
Total	$16,908	$10,008

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$8,912	$5,254
General and administrative expenses	7,996	4,754
Total	$16,908	$10,008

As of March 31, 2026, total unrecognized compensation cost related to the unvested stock options and restricted stock units was $99.5 million and $44.6 million, respectively, which is expected to be recognized over a weighted average period of 2.6 years and 3.8 years, respectively.

As of March 31, 2026, the total amount of unrecognized compensation cost related to unvested PSUs, including the 2025 Executive PSUs and Non-executive PSUs, where the market or performance criteria have been achieved or are probable of achievement was $33.9 million, which is expected to be recognized over a weighted average period of 2.6 years.

7. Commitments and Contingencies

License Agreements

Plexxikon License Agreement

In July 2020, the Company obtained an exclusive, sublicensable, worldwide license (the “License Agreement”) to certain patents and other intellectual property rights to research, develop and commercialize bezuclastinib. Under the terms of the License Agreement, the Company is required to pay Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”), aggregate payments of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. In the fourth quarter of 2025, $5.0 million became payable upon the achievement of certain regulatory milestones and was paid in the first quarter of 2026. An additional $15.0 million may become payable in the next twelve months as a result of the achievement of additional regulatory milestones.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 or its consolidated financial statements as of December 31, 2025.

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

As of March 31, 2026, the Notes are classified as a long-term liability on the condensed consolidated balance sheets and presented net of unamortized issuance costs. The issuance costs are amortized to interest expense over the contractual term of the Notes. As of March 31, 2026, the effective interest rate of the Notes is 2.2%.

The outstanding balance of the Notes as of March 31, 2026 consisted of the following (in thousands):

March 31, 2026
Principal amount	$230,000
Unamortized debt discount and issuance costs	(6,827)
Long-term debt, net	$223,173

As of March 31, 2026, the estimated fair value of the Notes was approximately $281.0 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

Credit Facility

On June 11, 2025 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) as a borrower with its subsidiaries (each a “Guarantor,” collectively, the “Guarantors”), the lenders party thereto (the “Lenders”), and SLR Investment Corp., as the administrative agent and collateral agent for itself and the Lenders. The Loan and Security Agreement provides for a non-dilutive term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $400.0 million, of which a first tranche of $50.0 million was fully funded on the Closing Date, with future tranches at the Company’s election subject to achievement of specified milestones. On November 18, 2025, using proceeds received from the issuance of the Notes described above, the Company prepaid in full all of its amounts outstanding with respect to the Credit Facility and repaid in full all obligations due.

Interest expense related to the Notes for the three months ended March 31, 2026 was $1.2 million. This consisted of amortization of debt discount and issuance costs of $0.3 million and the contractual coupon interest expense of $0.9 million. No interest expense related to the Notes or Credit Facility was recorded for the three months ended March 31, 2025.

9. Net Loss per Share

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

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares and pre-funded warrants outstanding during the period, without consideration of potential dilutive securities. The outstanding pre-funded warrants are included in the computation of basic net loss per common share as the exercise price is negligible and they are fully vested and exercisable. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potential shares of common stock would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(8,938)	$(2,395)	$(86,019)	$(8,909)	$(3,605)	$(59,472)
Denominator:
Weighted average shares outstanding, basic and diluted	67,414	4,516	162,194,778	67,892	6,868	113,307,940
Net loss per share, basic and diluted	$(132.58)	$(530.34)	$(0.53)	$(131.22)	$(524.90)	$(0.52)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Stock options to purchase common stock	27,456,523	26,429,546
Shares issuable upon conversion of convertible notes	5,116,787	—
Performance-based restricted stock units subject to vesting	3,990,000	3,029,000
Restricted stock units subject to vesting	1,214,713	80,000
	37,778,023	29,538,546

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were approximately $1.1 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

11. Segment Information

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

The accounting policies for each operating segment are consistent with the Company’s policies for the condensed consolidated financial statements.

The following table is a summary of segment information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating Expenses
Late-stage development	$28,102	$28,097
Early-stage, preclinical and discovery programs	13,975	9,778
R&D personnel related	18,047	14,874
Research and development software, facilities and other strategic support	5,734	4,425
Other operational infrastructure and advisory support	20,215	7,121
Stock-based compensation expense	16,908	10,008
Depreciation expense	626	640
Interest income	(7,608)	(2,952)
Interest expense	1,213	—
Other expense (income), net	140	(5)
Segment net loss and consolidated net loss	$97,352	$71,986

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

In addition to bezuclastinib, we have a growing portfolio of novel targeted therapy candidates. We initiated a Phase 1 dose escalation study of our CNS-penetrant, selective mutant ErbB2 inhibitor in the fourth quarter of 2025, and we initiated a Phase 1 dose escalation study of our potential best-in-class, wild-type-sparing, PI3Kα inhibitor in the first quarter of 2026. The Cogent Research Team is also developing additional targeted therapies to help patients fighting serious, genetically driven diseases, including programs targeting mutations in KRAS and JAK2.

Our Pipeline

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

We submitted the first New Drug Application (“NDA”) for bezuclastinib in patients with NonAdvSM in December 2025, which was accepted by the U.S. Food and Drug Administration ("FDA") in March 2026. The FDA assigned a Prescription Drug User Fee Act ("PDUFA") target action date of December 30, 2026. We expect to submit an NDA in the first half of 2026 for patients with AdvSM. In October 2025, the FDA granted Breakthrough Therapy Designation for bezuclastinib in NonAdvSM patients previously treated with avapritinib as well as in patients with SSM, both patient populations with no currently approved standard of care. The FDA and European Medicines Agency (“EMA”) have granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

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

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. We announced positive top-line results from PEAK in November 2025, which demonstrated a substantial and highly statistically significant clinical benefit on the primary endpoint of progression free survival (“PFS”). Median PFS was 16.5 months for the bezuclastinib combination vs. 9.2 months for sunitinib monotherapy, and the bezuclastinib combination reduced the risk of disease progression or death by 50% compared to sunitinib monotherapy. In January 2026, we announced that the FDA agreed to accept our NDA for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib under the Real-Time Oncology Review (“RTOR”) program and we submitted our GIST NDA in March 2026 under this program. In January 2026, the FDA also granted Breakthrough Therapy Designation (“BTD”) for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib. Bezuclastinib has been granted orphan drug designation for the treatment of GIST by the FDA and under the Orphan Drug Act and the EMA. We plan to present detailed clinical data from PEAK at the 2026 American Society of Clinical Oncology meeting in May 2026.

In mid-2026, we expect to initiate a Phase 2 trial investigating the benefit of the bezuclastinib plus sunitinib combination for first-line GIST patients with exon 9 mutations who are naive to, or recently initiated treatment with, imatinib.

In 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, who are intolerant to or have experienced disease progression on prior imatinib therapy, to receive investigational bezuclastinib prior to potential regulatory approval.

Other Bezuclastinib Information

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. In the fourth quarter of 2025, $5.0 million became payable upon the achievement of certain regulatory milestones and was paid in the first quarter of 2026. An additional $15.0 million may become payable in the next twelve months as a result of the achievement of additional regulatory milestones.

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

CGT6297 (PI3Kα)

Our research team is developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. IND-enabling studies have been completed for CGT6297 and we submitted an IND application for this program in the fourth quarter of 2025. We initiated a Phase 1 dose escalation study in the first quarter of 2026.

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

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our net loss was $97.4 million for the three months ended March 31, 2026 compared to net loss of $72.0 million for the three months ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $1,285.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
•
add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $866.4 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$75,365	$63,029	$12,336
General and administrative	28,242	11,904	16,338
Total operating expenses	103,607	74,933	28,674
Loss from operations	(103,607)	(74,933)	(28,674)
Other income:
Interest income	7,608	2,952	4,656
Interest expense	(1,213)	—	(1,213)
Other income (expense), net	(140)	(5)	(135)
Total other income, net	6,255	2,947	3,308
Net loss	$(97,352)	$(71,986)	$(25,366)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$28,102	$28,097	$5
Early-stage, preclinical and discovery programs	13,975	9,778	4,197
Unallocated expenses:
Personnel related (including stock-based compensation)	26,959	20,128	6,831
Laboratory supplies, facility related and other	6,329	5,026	1,303
Total research and development expenses	$75,365	$63,029	$12,336

Total research and development expense increased by $12.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by increased early-stage, preclinical and discovery programs as we advance our pipeline of programs into Phase 1 clinical trials and IND-enabling studies, and includes one-time costs associated with the wind down of the FGFR 2/3 clinical program. The increase is also driven by higher personnel costs resulting from an increase in headcount and includes stock-based compensation expense, which increased by $3.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $28.2 million, compared to $11.9 million for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to higher personnel and related costs associated with the build-out of our commercial organization and other supporting functions in preparation for our planned commercial launch..

Interest Income

Interest income for the three months ended March 31, 2026 was $7.6 million, compared to $3.0 million for the three months ended March 31, 2025. The increase is due to higher invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $1.2 million related to the Notes and associated amortization of financing costs and the accretion of debt discount. Interest expense for the three months ended March 31, 2025 was nil.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 and 2025 was not material and represented miscellaneous expense.

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

On May 6, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. On November 7, 2025, we amended the Sales Agreement to increase the aggregate offering price to up to $300.0 million. During the three months ended March 31, 2026, 1,340,699 shares were sold under the Sales Agreement for net proceeds of approximately $45.7 million. As of March 31, 2026, $88.6 million remained unsold and available for sale under the Sales Agreement.

As of March 31, 2026, we have 185,143,303 shares outstanding on an as-converted basis, which consists of (i) 170,773,803 shares of common stock outstanding, (ii) 39,414 shares of Series A Non-Voting Convertible Preferred Stock that are convertible into 9,853,500 shares of common stock and (iii) 4,516 shares of Series B Non-Voting Convertible Preferred Stock that are convertible into 4,516,000 shares of common stock.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $866.4 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(86,883)	$(66,511)
Net cash (used in) provided by investing activities	(36,457)	69,379
Net cash provided by financing activities	52,536	24,970
Net increase in cash, cash equivalents and restricted cash	$(70,804)	$27,838

Operating Activities

Net cash used in operating activities was $86.9 million during the three months ended March 31, 2026 and primarily consisted of a net loss of $97.4 million, adjusted for changes in our net working capital and other non-cash items, including stock-based compensation of $16.9 million.

Net cash used in operating activities was $66.5 million during the three months ended March 31, 2025 and primarily consisted of a net loss of $72.0 million, adjusted for changes in our net working capital and other non-cash items, including stock-based compensation of $10.0 million.

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $36.5 million, which consisted of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

During the three months ended March 31, 2025, net cash provided by investing activities was $69.4 million, which consisted of maturities and sales of marketable securities, partially offset by purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $52.5 million, which consisted of $45.7 million in proceeds from the issuance of common stock under the ATM, net of paid issuance costs, proceeds from the issuance of common stock upon stock option exercises, and proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

During the three months ended March 31, 2025, net cash provided by financing activities was $25.0 million, which consisted of $24.3 million in proceeds from the issuance of common stock under the ATM, net of paid offering costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $866.4 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2026, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

A description of our material cash requirements, including commitments for capital expenditures, is described above and disclosed in Note 7 and Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 17, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 17, 2026. The risks described in our Form 10-K are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

4.1*	Second Supplemental Indenture by and between Cogent Biosciences, Inc. and U.S. Bank Trust Company, National Association, as trustee dated April 27, 2026

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

COGENT BIOSCIENCES, INC.

Date: May 5, 2026	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)