Form 10-Q
period 2026-06-30
Cogent Biosciences, Inc.
filed 2026-08-10
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38443

Cogent Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5308248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

180 Third Avenue, 4th Floor Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip code)

(617) 945-5576

(Registrant’s telephone number, including area code)

275 Wyman Street, 3rd Floor

Waltham, Massachusetts

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

As of August 6, 2026, there were 173,524,982 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Item 1A “Risk Factors.” Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the potential impacts of raising additional capital, including dilution to our existing stockholders, restrictions on our operations or requirements that we relinquish rights to our technologies or product candidates;
•
the success, cost, and duration of our product development activities and clinical trials, including the enrollment rates in our clinical trials;
•
the timing of the U.S. Food and Drug Administration’s (“FDA”) review and anticipated approval of our three pending new drug applications for our bezuclastinib product candidate and any other product candidates we may develop;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$181,172	$312,012
Short-term marketable securities	611,128	588,753
Prepaid expenses and other current assets	12,520	9,590
Total current assets	804,820	910,355
Operating lease, right-of-use assets	22,596	18,078
Property and equipment, net	4,775	5,457
Restricted cash	416	416
Other assets	1,939	3,301
Total assets	$834,546	$937,607
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,488	$9,504
Accrued expenses and other current liabilities	50,319	52,902
Operating lease liabilities	1,489	1,547
Total current liabilities	59,296	63,953
Convertible senior notes, net	223,457	222,895
Operating lease liabilities, net of current portion	19,315	14,355
Other liabilities	90	33
Total liabilities	302,158	301,236
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 39,414 and 67,414 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	29,190	53,830
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 4,516 shares issued and outstanding at June 30, 2026 and December 31, 2025	35,563	35,563
Common stock, $0.001 par value; 300,000,000 shares authorized; 171,598,409 and 160,980,024 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	171	161
Additional paid-in capital	1,850,411	1,734,882
Accumulated other comprehensive income (loss)	(770)	355
Accumulated deficit	(1,382,177)	(1,188,420)
Total stockholders’ equity	532,388	636,371
Total liabilities and stockholders’ equity	$834,546	$937,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$70,811	$62,203	$146,176	$125,232
General and administrative	31,827	13,379	60,069	25,283
Total operating expenses	102,638	75,582	206,245	150,515
Loss from operations	(102,638)	(75,582)	(206,245)	(150,515)
Other income:
Interest income	7,461	2,373	15,069	5,325
Interest expense	(1,217)	(314)	(2,430)	(314)
Other income (expense), net	(11)	(6)	(151)	(11)
Total other income, net	6,233	2,053	12,488	5,000
Net loss	$(96,405)	$(73,529)	$(193,757)	$(145,515)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(130.00)	$(132.95)	$(262.58)	$(263.08)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	39,414	67,686	53,337	67,788

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(520.15)	$(531.89)	$(1,050.27)	$(1,052.27)
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	4,516	6,868	4,516	6,868

Net loss per share, basic and diluted, common stock	$(0.52)	$(0.53)	$(1.05)	$(1.05)
Weighted average common stock outstanding, basic and diluted	171,005,468	114,466,080	166,624,462	114,463,810

Comprehensive loss:
Net loss	$(96,405)	$(73,529)	$(193,757)	$(145,515)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(355)	(151)	(1,125)	(434)
Total other comprehensive income (loss)	(355)	(151)	(1,125)	(434)
Comprehensive loss	$(96,760)	$(73,680)	$(194,882)	$(145,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	67,414	$53,830	4,516	$35,563	160,980,024	$161	$1,734,882	$355	$(1,188,420)	$636,371
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	173,128	—	1,062	—	—	1,062
Issuance of common stock upon RSU vesting	—	—	—	—	3,200	—	—	—	—	—
Issuance of common stock under ATM, net of issuance costs of $1.4 million	—	—	—	—	1,340,699	1	45,711	—	—	45,712
Issuance of common stock from exercises of stock options	—	—	—	—	670,692	1	5,755	—	—	5,756
Issuance of common stock from pre-funded warrant exercises	—	—	—	—	606,060	1	5	—	—	6
Conversion of Series A non-voting preferred stock into common stock	(28,000)	(24,640)	—	—	7,000,000	7	24,633	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(770)	—	(770)
Stock-based compensation expense	—	—	—	—	—	—	16,908	—	—	16,908
Net loss	—	—	—	—	—	—	—	—	(97,352)	(97,352)
Balances at March 31, 2026	39,414	$29,190	4,516	$35,563	170,773,803	$171	$1,828,956	$(415)	$(1,285,772)	$607,693
Issuance of common stock from exercises of stock options	—	—	—	—	484,606	—	4,348	—	—	4,348
Issuance of common stock upon PSU vesting	—	—	—	—	340,000	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(355)	—	(355)
Stock-based compensation expense	—	—	—	—	—	—	17,107	—	—	17,107
Net loss	—	—	—	—	—	—	—	—	(96,405)	(96,405)
Balances at June 30, 2026	39,414	$29,190	4,516	$35,563	171,598,409	$171	$1,850,411	$(770)	$(1,382,177)	$532,388

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286
Issuance of common stock under ATM, net of issuance costs of $0.7 million	—	—	—	—	2,587,992	3	24,247	—	—	24,250
Conversion of Series A non-voting preferred stock into common stock	(2,767)	(2,435)	—	—	691,750	1	2,434	—	—	—
Issuance of common stock from exercises of stock options	—	—	—	—	26,842	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	88,141	—	584	—	—	584
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(283)	—	(283)
Stock-based compensation expense							10,008	—	—	10,008
Net loss	—	—	—	—	—	—	—	—	(71,986)	(71,986)
Balances at March 31, 2025	67,698	$54,080	6,868	$54,085	113,856,454	$114	$1,042,021	$164	$(931,469)	$218,995
Conversion of Series A non-voting preferred stock into common stock	(284)	(250)	—	—	71,000	—	250	—	—	—
Issuance of common stock from exercises of stock options	—	—	—	—	1,038	—	5	—	—	5
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(151)	—	(151)
Stock-based compensation expense							9,716	—	—	9,716
Net loss	—	—	—	—	—	—	—	—	(73,529)	(73,529)
Balances at June 30, 2025	67,414	$53,830	6,868	$54,085	113,928,492	$114	$1,051,992	$13	$(1,004,998)	$155,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(193,757)	$(145,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,367	1,295
Stock-based compensation expense	34,015	19,724
Amortization of operating leases, right-of-use assets	1,157	1,000
Net amortization (accretion) of premiums (discounts) on marketable securities	(2,141)	(739)
Amortization of debt discount and issuance costs	562	63
Loss on fixed asset disposal	134	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,538)	2,235
Other assets	1,362	—
Accounts payable	(2,016)	4,612
Accrued expenses and other current liabilities	(2,583)	(2,979)
Operating lease liability	(773)	(758)
Other liabilities	57	9
Net cash used in operating activities	(164,154)	(121,053)
Cash flows from investing activities:
Purchases of property and equipment	(819)	(678)
Purchases of marketable securities	(216,645)	(67,883)
Maturities and sales of marketable securities	195,287	146,850
Net cash (used in) provided by investing activities	(22,177)	78,289
Cash flows from financing activities:
Proceeds from long-term debt	—	49,291
Payment of debt issuance costs	—	(2,069)
Proceeds from issuance of common stock under ATM, net of issuance costs of $1.4 million and $0.7 million, respectively	45,712	24,250
Proceeds from pre-funded warrant exercises	6	—
Proceeds from issuance of common stock upon stock option exercises	8,711	141
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,062	584
Net cash provided by financing activities	55,491	72,197
Net (decrease) increase in cash, cash equivalents and restricted cash	(130,840)	29,433
Cash, cash equivalents and restricted cash at beginning of period	312,428	98,165
Cash, cash equivalents and restricted cash at end of period	$181,588	$127,598
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,838	$252
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A Preferred Stock into common shares	$24,640	$2,685
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,675	$—
Stock options exercised for which cash proceeds had not yet been received	$1,392	$—
Debt discount included in accrued expenses and other liabilities	$—	$3,100
Debt issuance costs included in accounts payable and accrued expenses	$—	$236

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Cogent Biosciences, Inc. (“Cogent” or the “Company”) is a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Cogent’s approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Cogent’s most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. The Company is developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“NonAdvSM”), Advanced Systemic Mastocytosis (“AdvSM”), and GIST. The Company is building an internal commercial organization and expects to launch bezuclastinib commercially in the United States in the second half of 2026, pending regulatory approval. The Company has ongoing Phase 1 studies of its CNS-penetrant, selective mutant ErbB2 inhibitor and its potential best-in-class, wild-type-sparing, PI3Kα inhibitor. In addition, the Company’s research team is developing a portfolio of novel targeted therapies to help patients fighting serious, genetically driven diseases targeting mutations in KRAS and JAK2.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $193.8 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $1,382.2 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed unaudited consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025 have been made. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$611,898	$4	$(774)	$611,128

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$588,397	$363	$(7)	$588,753

As of June 30, 2026, the Company held 12 securities in an unrealized loss position. The aggregate fair value of the securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2026 was $551.3 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2025, the Company held one security that was in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2025 was $40.0 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three and six months ended June 30, 2026 and for the year ended December 31, 2025.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$153,830	$—	$—	$153,830
Marketable securities:
U.S. Treasury bills and notes	$—	$611,128	$—	$611,128
Total assets	$153,830	$611,128	$—	$764,958

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,102	$—	$—	$213,102
Marketable securities:
U.S. Treasury bills and notes	$—	$588,753	$—	$588,753
Total assets	$213,102	$588,753	$—	$801,855

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three and six months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued employee compensation and benefits	$12,502	$15,740
Accrued external research and development expense	18,465	20,052
Accrued external manufacturing costs	8,850	3,805
Accrued professional and consulting services	9,184	6,560
Other	1,318	6,745
Total	$50,319	$52,902

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

Cumulatively, through June 30, 2026, 123,911 shares of Series A Preferred Stock, or 75.9% of the previously issued Series A Preferred Stock, have been converted into 30,977,750 shares of common stock. The 39,414 shares of Series A Preferred Stock outstanding as of June 30, 2026 are convertible into 9,853,500 shares of common stock. Cumulatively, through June 30, 2026, 16,064 shares of the Series B Preferred Stock, or 78.1% of the previously issued Series B Preferred Stock, have been converted into 16,064,000 shares of common stock. The 4,516 shares of Series B Preferred Stock outstanding as of June 30, 2026 are convertible into 4,516,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of June 30, 2026.

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

On May 6, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. On November 7, 2025, the Company amended the Sales Agreement to increase the aggregate offering price to up to $300.0 million. During the six months ended June 30, 2026, 1,340,699 shares were sold under the Sales Agreement for net proceeds of approximately $45.7 million, after deducting issuance costs of $1.4 million. As of June 30, 2026, $88.6 million remained unsold and available for sale under the Sales Agreement. Subsequent to June 30, 2026, 1,743,528 shares of common stock were sold under the Sales Agreement for net proceeds of approximately $71.4 million, after deducting issuance costs of $2.2 million.

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

The number of authorized shares reserved for issuance under the 2018 Plan was increased by 6,439,201 shares effective as of January 1, 2026. As of June 30, 2026, 1,999,348 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). A total of 3,750,000 shares of common stock were initially reserved for issuance under the Inducement Plan, and, as of June 30, 2026, an additional 2,800,000 shares of common stock have been reserved for issuance under the Inducement Plan. As of June 30, 2026, 1,016,303 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. The number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2026. As of June 30, 2026, 254,605 shares remain available for issuance under the ESPP.

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

In October 2025, the Board of Directors approved grants to executives in aggregate of up to 3,650,000 PSUs under the 2018 Plan that were eligible to vest over a performance period ending in December 2028 (“2025 Executive PSUs”). An award holder could generally receive between 0% and 200% of the target award based on achievement of specified stock price hurdles or development and commercial milestones at any time during the performance period. Any 2025 Executive PSUs earned during the performance period will vest, if at all, in a single tranche in December 2028 subject to a condition of continuing employment through the end of the performance period. The fair value of the market-based awards was estimated on the date of grant for accounting purposes using a Monte Carlo simulation model. The fair value of the performance-based awards was based on the closing share price of the Company’s common stock on the accounting grant date. In the fourth quarter of 2025, the maximum number of awards was deemed earned as a result of the achievement of the maximum stock price target.

During the year ended December 31, 2025, the Company granted 340,000 PSUs to certain non-executives (“Non-executive PSUs”) under the 2018 Plan. These awards were subject to the holders’ continuous service to the Company through the vesting event. In May 2026, the awards vested as a result of the achievement of performance milestones and the Company recognized the remaining expense of $0.8 million in the second quarter of 2026.

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
Stock options	$9,671	$7,374	$19,752	$15,065
Employee Stock Purchase Plan	393	149	786	298
Restricted stock units	3,010	57	5,507	113
Performance-based restricted stock units	4,033	2,136	7,970	4,248
Total	$17,107	$9,716	$34,015	$19,724

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$8,604	$4,966	$17,516	$10,220
General and administrative expenses	8,503	4,750	16,499	9,504
Total	$17,107	$9,716	$34,015	$19,724

As of June 30, 2026, total unrecognized compensation cost related to the unvested stock options and restricted stock units was $94.6 million and $44.0 million, respectively, which is expected to be recognized over a weighted average period of 2.4 years and 3.6 years, respectively.

As of June 30, 2026, the total amount of unrecognized compensation cost related to unvested PSUs, all of which relate to the 2025 Executive PSUs, where the market or performance criteria have been achieved or are probable of achievement was $29.9 million, which is expected to be recognized over a weighted average period of 2.5 years.

7. Commitments and Contingencies

Operating Lease

Corporate Headquarters - Waltham, MA

On September 5, 2025, the Company and BP THIRD AVENUE LLC (“BP”) entered into a lease agreement (the “Waltham Lease”) pursuant to which the Company leases approximately 31,518 square feet of office space in Waltham, Massachusetts, which serves as its corporate headquarters and replaced its former headquarters in Waltham, Massachusetts.

The term of the Waltham Lease commenced in May 2026 (the “Commencement Date”). The Waltham Lease has a term of 7 years and 6 months from the Commencement Date, and the Company has an option to extend the term of the Waltham Lease for an additional five-year period. The Company's obligation to pay base rent begins 5 months after the Commencement Date at an initial rate of $32.00 per square foot. Rent will be payable in equal monthly installments and subject to annual increases of $1.00 per square foot over the term. Additionally, the Company is required to pay its share of operating expenses and property taxes as additional rent. The Company recorded the initial right-of-use asset and lease liabilities for the lease of $5.7 million as of the Commencement Date. In connection with the Waltham Lease, the Company deposited with BP a letter of credit in the amount of approximately $0.3 million as a security deposit which is recorded in Restricted Cash in the consolidated condensed balance sheets as of June 30, 2026 and December 31, 2025.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 or its consolidated financial statements as of December 31, 2025.

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

8. Debt

Convertible Senior Notes Due 2031

On November 18, 2025, the Company completed a public offering of $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due 2031 (the “Notes”), including the exercise in full of the underwriters’ over-allotment option to purchase up to an additional $30.0 million aggregate principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of November 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture, dated as of November 18, 2025 (the “First Supplemental Indenture”), and a second supplemental indenture, dated April 27, 2026 (the “Second Supplemental Indenture,” and the Base Indenture, as supplemented by the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”), between the Company and the Trustee.

The Notes are general, unsecured, senior obligations of the Company. The Notes accrue interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate equal to 1.625% per year. In addition, special interest will accrue on the Notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the U.S. Securities and Exchange Commission as provided in the Indenture. The Notes will mature on November 15, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased by the Company.

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

As of June 30, 2026, the Notes are classified as a long-term liability on the condensed consolidated balance sheets and presented net of unamortized issuance costs. The issuance costs are amortized to interest expense over the contractual term of the Notes. As of June 30, 2026, the effective interest rate of the Notes is 2.2%.

The outstanding balance of the Notes as of June 30, 2026 consisted of the following (in thousands):

June 30, 2026
Principal amount	$230,000
Unamortized debt discount and issuance costs	(6,543)
Long-term debt, net	$223,457

As of June 30, 2026, the estimated fair value of the Notes was approximately $281.3 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

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

Interest expense consists of amortization of debt discount and issuance costs and contractual coupon interest expense. Interest expense related to the Notes for the three and six months ended June 30, 2026 was $1.2 million and $2.4 million, respectively. No interest expense related to the Notes was recorded for the three and six months ended June 30, 2025. No interest expense related to the Credit Facility was recorded for the three and six months ended June 30, 2026. Interest expense related to the Credit Facility for the three and six months ended June 30, 2025 was $0.3 million.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(5,124)	$(2,349)	$(88,932)	$(8,999)	$(3,653)	$(60,877)
Denominator:
Weighted average shares outstanding, basic and diluted	39,414	4,516	171,005,468	67,686	6,868	114,466,080
Net loss per share, basic and diluted	$(130.00)	$(520.15)	$(0.52)	$(132.95)	$(531.89)	$(0.53)

	Six Months Ended June 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(14,005)	$(4,743)	$(175,009)	$(17,834)	$(7,227)	$(120,454)
Denominator:
Weighted average shares outstanding, basic and diluted	53,337	4,516	166,624,462	67,788	6,868	114,463,810
Net loss per share, basic and diluted	$(262.58)	$(1,050.27)	$(1.05)	$(263.08)	$(1,052.27)	$(1.05)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Stock options to purchase common stock	27,111,643	27,107,864
Shares issuable upon conversion of convertible notes	5,116,787	—
Performance-based restricted stock units subject to vesting	3,650,000	3,054,000
Restricted stock units subject to vesting	1,282,213	80,000
	37,160,643	30,241,864

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were $0.7 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. Contributions under the plan were $1.7 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

The accounting policies for each operating segment are consistent with the Company’s policies for the condensed consolidated financial statements.

The following table is a summary of segment information for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses
Late-stage development	$25,593	$27,115	$53,695	$55,212
Early-stage, preclinical and discovery programs	11,791	10,039	25,766	19,817
R&D personnel related	17,600	14,568	35,647	29,442
Research and development software, facilities and other strategic support	6,537	4,907	12,271	9,332
Other operational infrastructure and advisory support	23,269	8,582	43,484	15,693
Stock-based compensation expense	17,107	9,716	34,015	19,724
Depreciation expense	741	655	1,367	1,295
Interest income	(7,461)	(2,373)	(15,069)	(5,325)
Interest expense	1,217	314	2,430	314
Other expense (income), net	11	6	151	11
Segment net loss and consolidated net loss	$96,405	$73,529	$193,757	$145,515

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

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“NonAdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST. In 2025 we reported positive top-line results from registrational trials in each of these indications, and we subsequently filed three New Drug Applications (each, an “NDA”) that are all currently pending review with the U.S. Food and Drug Administration (“FDA”).

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

In addition to bezuclastinib, we have a growing portfolio of novel targeted therapy candidates. We have an ongoing Phase 1 dose escalation study of our CNS-penetrant, selective mutant ErbB2 inhibitor and a Phase 1 dose escalation study of our potential best-in-class, wild-type-sparing, PI3Kα inhibitor. The Cogent Research Team is also developing additional targeted therapies to help patients fighting serious, genetically driven diseases, including programs targeting mutations in KRAS and JAK2.

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

SUMMIT is our registration-directed randomized, global, multicenter, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with NonAdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe NonAdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. We reported top-line results from our SUMMIT trial in July 2025 and full results in December 2025, as well as top-line results from our APEX trial in December 2025 and full results in June 2026, all of which were positive and achieved all primary and key secondary endpoints.

We submitted the first NDA for bezuclastinib in patients with NonAdvSM in December 2025, which was accepted by the FDA in March 2026. The FDA assigned a Prescription Drug User Fee Act ("PDUFA") target action date of December 30, 2026. We submitted an NDA in June 2026 for patients with AdvSM. In October 2025, the FDA granted Breakthrough Therapy Designation for bezuclastinib in NonAdvSM patients previously treated with avapritinib as well as in patients with SSM, both patient populations with no currently approved standard of care. The FDA and European Medicines Agency (“EMA”) have granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

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

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. We reported top-line results from our PEAK trial in November 2025 and full results in May 2026, which demonstrated a substantial and highly statistically significant clinical benefit on the primary endpoint of progression free survival (“PFS”). Median PFS was 16.5 months for the bezuclastinib combination vs. 9.2 months for sunitinib monotherapy, and the bezuclastinib combination reduced the risk of disease progression or death by 50% compared to sunitinib monotherapy. In January 2026, we announced that the FDA agreed to accept our NDA for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib under the Real-Time Oncology Review (“RTOR”) program and we submitted our GIST NDA in March 2026 under this program, which was accepted by the FDA with Priority Review in May 2026. The FDA assigned a PDUFA target action date of November 30, 2026. In January 2026, the FDA also granted Breakthrough Therapy Designation (“BTD”) for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib. Bezuclastinib has been granted orphan drug designation for the treatment of GIST by the FDA under the Orphan Drug Act and by the EMA.

During the second quarter of 2026, we initiated a Phase 2 trial investigating the benefit of the bezuclastinib plus sunitinib combination for first-line GIST patients with exon 9 mutations who are naive to, or recently initiated treatment with, imatinib.

In 2025, we initiated an expanded access program in the United States for patients affected with advanced, metastatic, and/or unresectable GIST, who are intolerant to or have experienced disease progression on prior imatinib therapy, to receive investigational bezuclastinib prior to potential regulatory approval.

Other Bezuclastinib Information

Worldwide rights to develop and commercialize bezuclastinib are exclusively licensed from Plexxikon Inc., a member of the Daiichi Sankyo Group (“Plexxikon”). Under the terms of the license agreement, Plexxikon received an upfront payment and is eligible for additional development milestones of up to $7.5 million upon the satisfaction of certain clinical milestones and up to $25.0 million upon the satisfaction of certain regulatory milestones. During the second quarter of 2022, as a result of the progression of the PEAK study, the first clinical milestone was achieved, resulting in payment of $2.5 million to Plexxikon in June 2022. In the fourth quarter of 2025, $5.0 million became payable upon the achievement of certain regulatory milestones and was paid in the first quarter of 2026. An additional $15.0 million may become payable in the next twelve months as a result of the achievement of additional regulatory milestones. Plexxikon is also eligible to receive tiered royalties ranging from a low-single digit percentage to a high-single digit percentage on annual net sales of products, on a product-by-product and country-by-country basis until the later of the expiration of the last valid claim of a licensed Plexxikon patent covering the applicable product in a country or the tenth anniversary of the first commercial sale of the product in that country.

Patents protecting bezuclastinib include composition of matter claims which have been issued in the United States and other key territories and provide exclusivity through 2033 and potentially beyond through patent term extensions. In addition, we have pending patent applications in the United States and other key territories that seek to protect our optimized formulation of bezuclastinib, which could potentially provide exclusivity through at least 2043, as well as a pending U.S. provisional patent application directed to methods of administering bezuclastinib, which could potentially provide exclusivity through at least 2046.

CGT4255 (ErbB2)

We are also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor systemic and CNS involved indications. HER2 alterations such as amplification, overexpression, insertions, and point mutations, are established oncogenic drivers in many solid tumors. Activating HER2 mutations are found in 2-4% of advanced lung cancers and have emerged as mechanisms of acquired resistance to targeted therapies. Patients with HER2 mutant lung tumors develop more brain metastasis during treatment than patients with any other oncogenic drivers in lung cancer. Addressing brain metastasis in this group of patients remains a clinical challenge with limited therapeutic options. Approved HER2 tyrosine kinase inhibitors have inferior potency against key mutations and lack sufficient brain penetration to be an impactful treatment option for patients with brain metastasis. We received clearance from the FDA on our investigational new drug application (“IND”) submission for CGT4255 and have an ongoing Phase 1 dose escalation study.

CGT6297 (PI3Kα)

Our research team is developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. IND-enabling studies have been completed for CGT6297 and we submitted an IND application for this program in the fourth quarter of 2025. We have an ongoing Phase 1 dose escalation study.

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

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our net loss was $193.8 million for the six months ended June 30, 2026 compared to net loss of $145.5 million for the six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $1,382.2 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $792.3 million. We believe that our cash, cash equivalents and marketable securities, with the $71.4 million net proceeds from shares sold under our ATM after the end of the quarter, will be sufficient to fund our operating expenses and capital expenditure requirements into late 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST.

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

Interest Expense

Interest expense consists of interest incurred on the Notes and the Credit Facility (as defined below) and associated amortization of issuance costs and the accretion of debt discount.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$70,811	$62,203	$8,608
General and administrative	31,827	13,379	18,448
Total operating expenses	102,638	75,582	27,056
Loss from operations	(102,638)	(75,582)	(27,056)
Other income:
Interest income	7,461	2,373	5,088
Interest expense	(1,217)	(314)	(903)
Other income (expense), net	(11)	(6)	(5)
Total other income, net	6,233	2,053	4,180
Net loss	$(96,405)	$(73,529)	$(22,876)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$25,593	$27,115	$(1,522)
Early-stage, preclinical and discovery programs	11,791	10,039	1,752
Unallocated expenses:
Personnel related (including stock-based compensation)	26,204	19,534	6,670
Laboratory supplies, facility related and other	7,223	5,515	1,708
Total research and development expenses	$70,811	$62,203	$8,608

Total research and development expense increased by $8.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by costs to support the SUMMIT, PEAK and APEX clinical programs, regulatory activities associated with potential approvals of bezuclastinib, continued investment in the company's early-stage research pipeline, and pre-approval manufacturing costs that would otherwise be capitalized following anticipated FDA approval. The change also includes an increase in stock-based compensation expense of $3.6 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $31.8 million, compared to $13.4 million for the three months ended June 30, 2025. The increase in general and administrative expenses was driven by continued investments in commercial readiness, including personnel and infrastructure to support the potential launch of bezuclastinib, as well as overall organizational growth.

Interest Income

Interest income for the three months ended June 30, 2026 was $7.5 million, compared to $2.4 million for the three months ended June 30, 2025. The increase is due to higher invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $1.2 million related to the Notes and associated amortization of financing costs and the accretion of debt discount. Interest expense for the three months ended June 30, 2025 was $0.3 million related to the Credit Facility and associated amortization of financing costs and the accretion of debt discount.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2026 and 2025 was not material and represented miscellaneous expense.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$146,176	$125,232	$20,944
General and administrative	60,069	25,283	34,786
Total operating expenses	206,245	150,515	55,730
Loss from operations	(206,245)	(150,515)	(55,730)
Other income:
Interest income	15,069	5,325	9,744
Interest expense	(2,430)	(314)	(2,116)
Other income (expense), net	(151)	(11)	(140)
Total other income, net	12,488	5,000	7,488
Net loss	$(193,757)	$(145,515)	$(48,242)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$53,695	$55,212	$(1,517)
Early-stage, preclinical and discovery programs	25,766	19,817	5,949
Unallocated expenses:
Personnel related (including stock-based compensation)	53,163	39,662	13,501
Laboratory supplies, facility related and other	13,552	10,541	3,011
Total research and development expenses	$146,176	$125,232	$20,944

Total research and development expense increased by $20.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by costs to support the SUMMIT, PEAK and APEX clinical programs, regulatory activities associated with potential approvals of bezuclastinib, continued investment in the company's early-stage research pipeline, and pre-approval manufacturing costs that would otherwise be capitalized following anticipated FDA approval. The change also includes an increase in stock-based compensation expense of $7.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were $60.1 million, compared to $25.3 million for the six months ended June 30, 2025. The increase in general and administrative expenses was driven by continued investments in commercial readiness, including personnel and infrastructure to support the potential launch of bezuclastinib, as well as overall organizational growth.

Interest Income

Interest income for the six months ended June 30, 2026 was $15.1 million, compared to $5.3 million for the six months ended June 30, 2025. The increase is due to higher invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the six months ended June 30, 2026 was $2.4 million related to the Notes and associated amortization of issuance costs and the accretion of debt discount. Interest expense for the six months ended June 30, 2025 was $0.3 million related to the Credit Facility and associated amortization of financing costs and the accretion of debt discount.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2026 and 2025 was not material and represented miscellaneous expense.

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

On May 6, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. On November 7, 2025, we amended the Sales Agreement to increase the aggregate offering price to up to $300.0 million. No shares were sold under the Sales Agreement during the three months ended June 30, 2026. During the six months ended June 30, 2026, 1,340,699 shares were sold under the Sales Agreement for net proceeds of approximately $45.7 million. As of June 30, 2026, $88.6 million remained unsold and available for sale under the Sales Agreement. Subsequent to June 30, 2026, 1,743,528 shares of common stock were sold under the Sales Agreement for net proceeds of approximately $71.4 million.

As of June 30, 2026, we have 185,967,909 shares outstanding on an as-converted basis, which consists of (i) 171,598,409 shares of common stock outstanding, (ii) 39,414 shares of Series A Non-Voting Convertible Preferred Stock that are convertible into 9,853,500 shares of common stock and (iii) 4,516 shares of Series B Non-Voting Convertible Preferred Stock that are convertible into 4,516,000 shares of common stock.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $792.3 million. We believe that our cash, cash equivalents and marketable securities, with the $71.4 million net proceeds from shares sold under our ATM after the end of the quarter, will be sufficient to fund our operating expenses and capital expenditure requirements into late 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(164,154)	$(121,053)
Net cash (used in) provided by investing activities	(22,177)	78,289
Net cash provided by financing activities	55,491	72,197
Net (decrease) increase in cash, cash equivalents and restricted cash	$(130,840)	$29,433

Operating Activities

Net cash used in operating activities was $164.2 million during the six months ended June 30, 2026 and primarily consisted of a net loss of $193.8 million, adjusted for changes in our net working capital and other non-cash items, including stock-based compensation of $34.0 million.

Net cash used in operating activities was $121.1 million during the six months ended June 30, 2025 and primarily resulted from our net loss of $145.5 million, adjusted for changes in our net working capital and other non-cash items, including stock-based compensation of $19.7 million.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $22.2 million, which consisted of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

During the six months ended June 30, 2025, net cash provided by investing activities was $78.3 million which consisted of maturities and sales of marketable securities, partially offset by purchases of property and equipment and marketable securities.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $55.5 million, which consisted of $45.7 million in proceeds from the issuance of common stock under the ATM, net of paid issuance costs, proceeds from the issuance of common stock upon stock option exercises, and proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $792.3 million. We believe that our cash, cash equivalents and marketable securities, with the $71.4 million net proceeds from shares sold under our ATM after the end of the quarter, will be sufficient to fund our operating expenses and capital expenditure requirements into late 2028, including through potential FDA approval of bezuclastinib and commercial launch for SM and GIST. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2026, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Directors and Officers

During our fiscal quarter ended June 30, 2026, certain of our Directors entered into written plans for the exercise and sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information (each, a “Rule 10b5-1 Trading Plan”) as follows:

•
On May 28, 2026, Arlene Morris, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Plan to sell up to 45,510 shares of Cogent common stock through July 31, 2027, subject to certain pricing and other conditions.
•
On June 25, 2026, Dr. Karen Ferrante, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Plan to sell up to 63,399 shares of Cogent common stock through June 25, 2027, subject to certain pricing and other conditions.

In July 2026, certain of our Officers entered into Rule 10b5-1 Trading Plan as set forth below (the “Executive Rule 10b5-1 Trading Plans”). Each of the Executive Rule 10b5-1 Trading Plans is intended to facilitate long-term financial and tax planning goals. Each of these Officers intends to sell enough shares of Cogent common stock in order to generate proceeds to exercise incentive stock options (“ISOs”) and hold the resulting shares. Each of these Officers also intends to exercise and sell certain non-qualified stock options in order to mitigate and/or eliminate exposure to alternative minimum tax associated with the exercise of ISOs. Details of the Executive Rule 10b5-1 Trading Plans are as follows:

•
On July 30, 2026, Andrew Robbins, President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan to (i) sell up to 201,061 shares of Cogent common stock and (ii) use proceeds from such sales to exercise 57,661 ISOs and hold the resulting shares of Cogent common stock, in all cases, subject to certain pricing and other conditions. Mr. Robbins’ Rule 10b5-1 Trading Plan is scheduled to expire no later than June 30, 2027.
•
On July 30, 2026, John Green, Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan to (i) sell up to 157,337 shares of Cogent common stock and (ii) use proceeds from such sales to exercise 62,619 ISOs and hold the resulting shares of Cogent common stock, in all cases, subject to certain pricing and other conditions. Mr. Green’s Rule 10b5-1 Trading Plan is scheduled to expire no later than June 30, 2027.

•
On July 30, 2026, Dr. Jessica Sachs, Chief Medical Officer, adopted a Rule 10b5-1 Trading Plan to (i) sell up to 27,000 shares of Cogent common stock and (ii) use proceeds from such sales to exercise 66,206 ISOs and hold the resulting shares of Cogent common stock, in all cases, subject to certain pricing and other conditions. Dr. Sachs’ Rule 10b5-1 Trading Plan is scheduled to expire no later than June 30, 2027.
•
On July 30, 2026, Evan Kearns, Chief Legal Officer, adopted a Rule 10b5-1 Trading Plan to (i) sell up to 116,700 shares of Cogent common stock and (ii) use proceeds from such sales to exercise 61,831 ISOs and hold the resulting shares of Cogent common stock, in all cases, subject to certain pricing and other conditions. Mr. Kearns’ Rule 10b5-1 Trading Plan is scheduled to expire no later than June 30, 2027.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Second Supplemental Indenture by and between Cogent Biosciences, Inc. and U.S. Bank Trust Company, National Association, as trustee dated April 27, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

COGENT BIOSCIENCES, INC.

Date: August 10, 2026	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)