Form 10-Q
period 2026-09-30
Cogent Biosciences, Inc.
filed 2026-11-05
CIK 1622229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 173,994,452 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$217,461	$312,012
Short-term marketable securities	573,673	588,753
Prepaid expenses and other current assets	12,450	9,590
Total current assets	803,584	910,355
Operating lease, right-of-use assets	21,918	18,078
Property and equipment, net	4,311	5,457
Restricted cash	416	416
Other assets	1,913	3,301
Total assets	$832,142	$937,607
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,940	$9,504
Accrued expenses and other current liabilities	65,601	52,902
Operating lease liabilities	1,577	1,547
Total current liabilities	73,118	63,953
Convertible senior notes, net	223,744	222,895
Operating lease liabilities, net of current portion	18,899	14,355
Other liabilities	123	33
Total liabilities	315,884	301,236
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,979,420 shares authorized; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 39,414 and 67,414 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	29,190	53,830
Series B non-voting convertible preferred stock, $0.001 par value; 20,580 shares authorized; 4,516 shares issued and outstanding at September 30, 2026 and December 31, 2025	35,563	35,563
Common stock, $0.001 par value; 300,000,000 shares authorized; 173,983,719 and 160,980,024 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	174	161
Additional paid-in capital	1,945,651	1,734,882
Accumulated other comprehensive (loss) income	(717)	355
Accumulated deficit	(1,493,603)	(1,188,420)
Total stockholders’ equity	516,258	636,371
Total liabilities and stockholders’ equity	$832,142	$937,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$75,099	$68,989	$221,275	$194,221
General and administrative	42,085	14,366	102,154	39,649
Total operating expenses	117,184	83,355	323,429	233,870
Loss from operations	(117,184)	(83,355)	(323,429)	(233,870)
Other income:
Interest income	7,052	3,887	22,121	9,212
Interest expense	(1,243)	(1,459)	(3,673)	(1,773)
Other expense, net	(51)	(3)	(202)	(14)
Total other income, net	5,758	2,425	18,246	7,425
Net loss	$(111,426)	$(80,930)	$(305,183)	$(226,445)

Net loss per share, basic and diluted, Series A non-voting convertible preferred stock	$(148.58)	$(125.45)	$(411.31)	$(388.68)
Weighted average Series A non-voting convertible preferred stock outstanding, basic and diluted	39,414	67,414	48,645	67,662

Net loss per share, basic and diluted, Series B non-voting convertible preferred stock	$(594.33)	$(501.89)	$(1,645.26)	$(1,554.75)
Weighted average Series B non-voting convertible preferred stock outstanding, basic and diluted	4,516	6,868	4,516	6,868

Net loss per share, basic and diluted, common stock	$(0.59)	$(0.50)	$(1.65)	$(1.55)
Weighted average common stock outstanding, basic and diluted	173,125,599	137,550,159	168,815,321	121,863,525

Comprehensive loss:
Net loss	$(111,426)	$(80,930)	$(305,183)	$(226,445)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	53	195	(1,072)	(239)
Total other comprehensive income (loss)	53	195	(1,072)	(239)
Comprehensive loss	$(111,373)	$(80,735)	$(306,255)	$(226,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	67,414	$53,830	4,516	$35,563	160,980,024	$161	$1,734,882	$355	$(1,188,420)	$636,371
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	173,128	—	1,062	—	—	1,062
Issuance of common stock upon RSU vesting	—	—	—	—	3,200	—	—	—	—	—
Issuance of common stock under ATM, net of issuance costs of $1.4 million	—	—	—	—	1,340,699	1	45,711	—	—	45,712
Issuance of common stock from exercises of stock options	—	—	—	—	670,692	1	5,755	—	—	5,756
Issuance of common stock from pre-funded warrant exercises	—	—	—	—	606,060	1	5	—	—	6
Conversion of Series A non-voting preferred stock into common stock	(28,000)	(24,640)	—	—	7,000,000	7	24,633	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(770)	—	(770)
Stock-based compensation expense	—	—	—	—	—	—	16,908	—	—	16,908
Net loss	—	—	—	—	—	—	—	—	(97,352)	(97,352)
Balances at March 31, 2026	39,414	$29,190	4,516	$35,563	170,773,803	$171	$1,828,956	$(415)	$(1,285,772)	$607,693
Issuance of common stock from exercises of stock options	—	—	—	—	484,606	—	4,348	—	—	4,348
Issuance of common stock upon PSU vesting	—	—	—	—	340,000	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(355)	—	(355)
Stock-based compensation expense	—	—	—	—	—	—	17,107	—	—	17,107
Net loss	—	—	—	—	—	—	—	—	(96,405)	(96,405)
Balances at June 30, 2026	39,414	$29,190	4,516	$35,563	171,598,409	$171	$1,850,411	$(770)	$(1,382,177)	$532,388
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	43,391	—	1,281	—	—	1,281
Issuance of common stock under ATM, net of issuance costs of $2.2 million	—	—	—	—	1,754,203	2	71,799	—	—	71,801
Issuance of common stock from exercises of stock options	—	—	—	—	587,716	1	5,288	—	—	5,289
Unrealized gains on marketable securities	—	—	—	—	—	—	—	53	—	53
Stock-based compensation expense	—	—	—	—	—	—	16,872	—	—	16,872
Net loss	—	—	—	—	—	—	—	—	(111,426)	(111,426)
Balances at September 30, 2026	39,414	$29,190	4,516	$35,563	173,983,719	$174	$1,945,651	$(717)	$(1,493,603)	$516,258

	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	70,465	$56,515	6,868	$54,085	110,461,729	$110	$1,004,612	$447	$(859,483)	$256,286
Issuance of common stock under ATM, net of issuance costs of $0.7 million	—	—	—	—	2,587,992	3	24,247	—	—	24,250
Conversion of Series A non-voting preferred stock into common stock	(2,767)	(2,435)	—	—	691,750	1	2,434	—	—	—
Issuance of common stock from exercises of stock options	—	—	—	—	26,842	—	136	—	—	136
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	88,141	—	584	—	—	584
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(283)	—	(283)
Stock-based compensation expense							10,008	—	—	10,008
Net loss	—	—	—	—	—	—	—	—	(71,986)	(71,986)
Balances at March 31, 2025	67,698	$54,080	6,868	$54,085	113,856,454	$114	$1,042,021	$164	$(931,469)	$218,995
Conversion of Series A non-voting preferred stock into common stock	(284)	(250)	—	—	71,000	—	250	—	—	—
Issuance of common stock from exercises of stock options	—	—	—	—	1,038	—	5	—	—	5
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(151)	—	(151)
Stock-based compensation expense							9,716	—	—	9,716
Net loss	—	—	—	—	—	—	—	—	(73,529)	(73,529)
Balances at June 30, 2025	67,414	$53,830	6,868	$54,085	113,928,492	$114	$1,051,992	$13	$(1,004,998)	$155,036
Issuance of common stock in underwritten public offering, net of offering costs of $14.3 million	—	—	—	—	25,555,556	26	215,723	—	—	215,749
Issuance of common stock from exercises of stock options	—	—	—	—	137,991	—	1,044	—	—	1,044
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	125,623	1	765	—	—	766
Issuance of common stock upon RSU vesting	—	—	—	—	80,000	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	—	—	—		195	—	195
Stock-based compensation expense	—	—	—	—	—	—	10,604	—	—	10,604
Net loss	—	—	—	—	—	—	—	—	(80,930)	(80,930)
Balances at September 30, 2025	67,414	$53,830	6,868	$54,085	139,827,662	$141	$1,280,128	$208	$(1,085,928)	$302,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(305,183)	$(226,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,939	1,936
Stock-based compensation expense	50,887	30,328
Amortization of operating leases, right-of-use assets	1,835	1,506
Net amortization (accretion) of premiums (discounts) on marketable securities	(2,054)	(906)
Amortization of debt discount and issuance costs	849	363
Loss on fixed asset disposal	134	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,860)	3,041
Other assets	1,388	374
Accounts payable	(3,564)	4,016
Accrued expenses and other current liabilities	12,699	1,586
Operating lease liability	(1,101)	(1,158)
Other liabilities	90	20
Net cash used in operating activities	(244,941)	(185,339)
Cash flows from investing activities:
Purchases of property and equipment	(927)	(743)
Purchases of marketable securities	(290,716)	(291,949)
Maturities and sales of marketable securities	306,778	215,935
Net cash provided by (used in) investing activities	15,135	(76,757)
Cash flows from financing activities:
Proceeds from long-term debt	—	49,291
Payment of debt issuance costs	—	(2,304)
Proceeds from issuance of common stock under ATM, net of issuance costs of $3.6 million and $0.7 million, respectively	117,513	24,250
Proceeds from issuance of common stock in public offering, net of offering costs of $14.3 million	—	215,792
Proceeds from pre-funded warrant exercises	6	—
Proceeds from issuance of common stock upon stock option exercises	15,393	1,185
Proceeds from issuance of common stock from Employee Stock Purchase Plan	2,343	1,350
Net cash provided by financing activities	135,255	289,564
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,551)	27,468
Cash, cash equivalents and restricted cash at beginning of period	312,428	98,165
Cash, cash equivalents and restricted cash at end of period	$217,877	$125,633
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,838	$1,410
Supplemental disclosure of noncash investing and financing information:
Conversion of Series A Preferred Stock into common shares	$24,640	$2,685
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,675	$—
Debt discount included in accrued expenses and other liabilities	$—	$3,100
Offering costs included in accounts payable and accrued expenses	$—	$43

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $305.2 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had an accumulated deficit of $1,493.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025 have been made. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

Marketable Securities

The Company’s marketable securities, consisting of debt securities, are classified as available-for-sale. Available-for-sale marketable debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other expense, net. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, and if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

3. Marketable Securities and Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$574,390	$—	$(717)	$573,673

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills and notes (due within one year)	$588,397	$363	$(7)	$588,753

As of September 30, 2026, the Company held 10 securities in an unrealized loss position. The aggregate fair value of the securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2026 was $513.7 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. As of December 31, 2025, the Company held one security that was in an unrealized loss position. The aggregate fair value of the securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2025 was $40.0 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for impairments for its marketable debt securities for the three and nine months ended September 30, 2026 and for the year ended December 31, 2025.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$122,037	$—	$—	$122,037
Marketable securities:
U.S. Treasury bills and notes	$—	$573,673	$—	$573,673
Total assets	$122,037	$573,673	$—	$695,710

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,102	$—	$—	$213,102
Marketable securities:
U.S. Treasury bills and notes	$—	$588,753	$—	$588,753
Total assets	$213,102	$588,753	$—	$801,855

Money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. U.S. Treasury bills and notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the three and nine months ended September 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued external research and development expense	$21,523	$20,052
Accrued employee compensation and benefits	15,170	15,740
Accrued external manufacturing costs	13,458	3,805
Accrued professional and consulting services	13,107	6,560
Other	2,343	6,745
Total	$65,601	$52,902

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

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (ii) alter or amend the Series A Certificate of Designation, (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (iv) increase the number of authorized shares of Series A Preferred Stock, (v) at any time while at least 40% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Series A Certificate of Designation) or (vi) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

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

Cumulatively, through September 30, 2026, 123,911 shares of Series A Preferred Stock, or 75.9% of the previously issued Series A Preferred Stock, have been converted into 30,977,750 shares of common stock. The 39,414 shares of Series A Preferred Stock outstanding as of September 30, 2026 are convertible into 9,853,500 shares of common stock. Cumulatively, through September 30, 2026, 16,064 shares of the Series B Preferred Stock, or 78.1% of the previously issued Series B Preferred Stock, have been converted into 16,064,000 shares of common stock. The 4,516 shares of Series B Preferred Stock outstanding as of September 30, 2026 are convertible into 4,516,000 shares of common stock.

No other classes of preferred stock have been designated and no other preferred shares have been issued or are outstanding as of September 30, 2026.

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

On May 6, 2022, the Company entered into a Sales Agreement with Guggenheim Securities, LLC (“Guggenheim Securities”), as amended by that certain Amendment No. 1 to Sales Agreement, dated November 7, 2025 (as amended, the “Sales Agreement”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, at any time and from time to time through or to Guggenheim Securities, as sales agent or principal, at market prices by any method that is deemed to be an “at-the-market offering” (“ATM”), registered under a shelf registration statement on Form S-3. On August 10, 2026, the Company filed a prospectus supplement pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC relating to the offer and sale of up to an additional $400.0 million of shares of common stock under the Sales Agreement in addition to the $300.0 million of shares of common stock covered by the prospectus supplement filed on November 7, 2025. During the nine months ended September 30, 2026, 3,094,902 shares were sold under the Sales Agreement for net proceeds of approximately $117.5 million, after deducting issuance costs of $3.6 million. As of September 30, 2026, $414.6 million remained unsold and available for sale under the Sales Agreement.

On July 10, 2025, the Company completed an underwritten public offering of 25,555,556 shares of the Company’s common stock at a public offering price of $9.00 per share (including the exercise in full by the underwriters of their 30-day option to purchase up to 3,333,333 additional shares of common stock). The net proceeds from the offering were approximately $215.8 million, after deducting the underwriting discounts and commissions of $13.8 million and offering expenses of $0.4 million.

The Company issued certain pre-funded warrants in 2022. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.01 per share and was exercisable at any time beginning on the date of issuance. In January 2026, the remaining 606,060 pre-funded warrants were exercised.

6. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on March 27, 2018, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares initially reserved for issuance under the 2018 Plan was 700,180. Additionally, the shares of common stock that remained available for issuance under the previously outstanding 2015 Stock Incentive Plan (the “2015 Plan”) became available under the 2018 Plan. The number of shares reserved for the 2018 Plan automatically increases on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or a lesser number of shares determined by the Company’s board of directors. At the Company’s 2021 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Plan to increase the number of shares of common stock issuable under the 2018 Plan by 6,000,000 shares. At the Company’s 2023 annual stockholder meeting, the Company’s stockholders approved the amendment and restatement of the 2018 Plan to increase the number of shares of common stock issuable under the 2018 Plan by an additional 6,000,000 shares.

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

The number of authorized shares reserved for issuance under the 2018 Plan was increased by 6,439,201 shares effective as of January 1, 2026. As of September 30, 2026, 2,079,351 shares of common stock remain available for issuance under the 2018 Plan.

Inducement Plan

On October 22, 2020, the board of directors adopted the Cogent Biosciences, Inc. 2020 Inducement Plan (the “Inducement Plan”). A total of 3,750,000 shares of common stock were initially reserved for issuance under the Inducement Plan, and, as of September 30, 2026, an additional 2,800,000 shares of common stock have been reserved for issuance under the Inducement Plan. As of September 30, 2026, 541,503 shares of common stock remain available for issuance under the Inducement Plan.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) became effective on March 28, 2018, at which time a total of 78,500 shares of common stock were reserved for issuance. The number of shares of common stock that may be issued under the ESPP automatically increases on each January 1 through January 1, 2027, by the least of (i) 125,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the ESPP administrator. The number of authorized shares reserved for issuance under the ESPP was increased by 125,000 shares effective as of January 1, 2026. As of September 30, 2026, 211,214 shares remain available for issuance under the ESPP.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
Stock options	$10,216	$7,423	$29,968	$22,488
Employee Stock Purchase Plan	271	240	1,057	538
Restricted stock units	3,383	39	8,890	152
Performance-based restricted stock units	3,002	2,902	10,972	7,150
Total	$16,872	$10,604	$50,887	$30,328

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$7,495	$5,379	$25,011	$15,599
General and administrative expenses	9,377	5,225	25,876	14,729
Total	$16,872	$10,604	$50,887	$30,328

As of September 30, 2026, total unrecognized compensation cost related to the unvested stock options and restricted stock units was $92.1 million and $49.3 million, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 3.4 years, respectively.

As of September 30, 2026, the total amount of unrecognized compensation cost related to unvested PSUs, all of which relate to the 2025 Executive PSUs, where the market or performance criteria have been achieved or are probable of achievement was $26.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

7. Commitments and Contingencies

Purchase Commitments

Certain of the Company’s contractual arrangements with contract manufacturing organizations require binding forecasts or commitments to purchase specified minimum amounts on an annual basis. As of September 30, 2026, the Company’s non-cancelable minimum purchase commitments under the terms of these arrangements over the next five years are approximately $108.5 million.

Operating Lease

Corporate Headquarters - Waltham, MA

On September 5, 2025, the Company and BP THIRD AVENUE LLC (“BP”) entered into a lease agreement (the “Waltham Lease”) pursuant to which the Company leases approximately 31,518 square feet of office space in Waltham, Massachusetts, which serves as its corporate headquarters and replaced its former headquarters in Waltham, Massachusetts.

The term of the Waltham Lease commenced in May 2026 (the “Commencement Date”). The Waltham Lease has a term of 7 years and 6 months from the Commencement Date, and the Company has an option to extend the term of the Waltham Lease for an additional five-year period. The Company's obligation to pay base rent begins 5 months after the Commencement Date at an initial rate of $32.00 per square foot. Rent will be payable in equal monthly installments and subject to annual increases of $1.00 per square foot over the term. Additionally, the Company is required to pay its share of operating expenses and property taxes as additional rent. The Company recorded the initial right-of-use asset and lease liabilities for the lease of $5.7 million as of the Commencement Date. In connection with the Waltham Lease, the Company deposited with BP a letter of credit in the amount of approximately $0.3 million as a security deposit which is recorded in restricted cash in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 or its consolidated financial statements as of December 31, 2025.

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

The Notes are general, unsecured, senior obligations of the Company. The Notes accrue interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate equal to 1.625% per year. In addition, special interest will accrue on the Notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the SEC as provided in the Indenture. The Notes will mature on November 15, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased by the Company.

Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the Indenture; (iv) if the Company calls such Notes for redemption; and (v) at any time from, and including, August 15, 2031 until the close of business on the scheduled trading day immediately before the Maturity Date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, based on the applicable conversion rate(s). The initial conversion rate is 22.2469 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $44.95 per share, and is subject to adjustment as described in the Indenture. If certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the Company will in certain circumstances increase the conversion rate for a specified period of time.

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

As of September 30, 2026, the Notes are classified as a long-term liability on the condensed consolidated balance sheets and presented net of unamortized issuance costs. The issuance costs are amortized to interest expense over the contractual term of the Notes. As of September 30, 2026, the effective interest rate of the Notes is 2.2%.

The outstanding balance of the Notes as of September 30, 2026 consisted of the following (in thousands):

September 30, 2026
Principal amount	$230,000
Unamortized debt discount and issuance costs	(6,256)
Convertible senior notes, net	$223,744

As of September 30, 2026, the estimated fair value of the Notes was approximately $248.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

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

Interest expense consists of amortization of debt discount and issuance costs and contractual coupon interest expense. Interest expense related to the Notes for the three and nine months ended September 30, 2026 was $1.2 million and $3.7 million, respectively. No interest expense related to the Notes was recorded for the three and nine months ended September 30, 2025. No interest expense related to the Credit Facility was recorded for the three and nine months ended September 30, 2026. Interest expense related to the Credit Facility for the three and nine months ended September 30, 2025 was $1.5 million and $1.8 million, respectively.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(5,856)	$(2,684)	$(102,886)	$(8,457)	$(3,447)	$(69,026)
Denominator:
Weighted average shares outstanding, basic and diluted	39,414	4,516	173,125,599	67,414	6,868	137,550,159
Net loss per share, basic and diluted	$(148.58)	$(594.33)	$(0.59)	$(125.45)	$(501.89)	$(0.50)

	Nine Months Ended September 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Numerator:
Allocated net loss	$(20,008)	$(7,430)	$(277,745)	$(26,299)	$(10,678)	$(189,468)
Denominator:
Weighted average shares outstanding, basic and diluted	48,645	4,516	168,815,321	67,662	6,868	121,863,525
Net loss per share, basic and diluted	$(411.31)	$(1,645.26)	$(1.65)	$(388.68)	$(1,554.75)	$(1.55)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Stock options to purchase common stock	26,704,257	27,499,141
Shares issuable upon conversion of convertible notes	5,116,787	—
Performance-based restricted stock units subject to vesting	3,650,000	3,054,000
Restricted stock units subject to vesting	1,496,680	—
	36,967,724	30,553,141

10. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The 401(k) Plan allows for discretionary matching contributions of 100% of the first 4% of elective contributions, which vest immediately. Contributions under the plan were $0.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Contributions under the plan were $2.3 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The accounting policies for each operating segment are consistent with the Company’s policies for the condensed consolidated financial statements.

The following table is a summary of segment information for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses
Late-stage development	$30,649	$32,230	$84,344	$87,442
Early-stage, preclinical and discovery programs	12,065	10,555	37,831	30,372
R&D personnel related	17,805	15,206	53,452	44,802
Research and development software, facilities and other strategic support	6,538	5,014	18,809	14,192
Other operational infrastructure and advisory support	32,683	9,105	76,167	24,798
Stock-based compensation expense	16,872	10,604	50,887	30,328
Depreciation expense	572	641	1,939	1,936
Interest income	(7,052)	(3,887)	(22,121)	(9,212)
Interest expense	1,243	1,459	3,673	1,773
Other expense, net	51	3	202	14
Segment net loss and consolidated net loss	$111,426	$80,930	$305,183	$226,445

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

Overview

We are a clinical-stage biotechnology company focused on developing precision therapies for genetically defined diseases. Our approach is to design rational precision therapies that treat the underlying cause of disease and improve the lives of patients. Our most advanced program is bezuclastinib, also known as CGT9486, a highly selective tyrosine kinase inhibitor that is designed to potently inhibit the KIT D816V mutation as well as other mutations in KIT exon 17. In the vast majority of cases, KIT D816V is responsible for driving Systemic Mastocytosis (“SM”), a serious and rare disease caused by unchecked proliferation of mast cells. Exon 17 mutations are also found in patients with advanced gastrointestinal stromal tumors (“GIST”), a type of cancer with strong dependence on oncogenic KIT signaling. Bezuclastinib is a highly selective and potent KIT inhibitor with the potential to provide a new treatment option for these patient populations. We are developing bezuclastinib to treat patients living with Non-Advanced Systemic Mastocytosis (“NonAdvSM”), Advanced Systemic Mastocytosis (“AdvSM”) and GIST. In 2025, we reported positive top-line results from registrational trials in each of these indications, and we subsequently filed three New Drug Applications (each, an “NDA”) that are all currently pending review with the U.S. Food and Drug Administration (“FDA”).

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

SUMMIT is our registration-directed randomized, global, multi-center, double-blind, placebo-controlled, multi-part Phase 2 clinical trial for patients with NonAdvSM. The study is designed to explore the safety and efficacy of bezuclastinib in patients with moderate to severe NonAdvSM, which includes Indolent Systemic Mastocytosis (“ISM”), Smoldering Systemic Mastocytosis (“SSM”) and Bone Marrow Mastocytosis. APEX is our registration-directed global, open-label, multi-center, Phase 2 clinical trial in patients with AdvSM evaluating the safety, efficacy, pharmacokinetic, and pharmacodynamic profiles of bezuclastinib. We reported top-line results from our SUMMIT trial in July 2025 and full results in December 2025, as well as top-line results from our APEX trial in December 2025 and full results in June 2026, all of which were positive and achieved all primary and key secondary endpoints.

We submitted the first NDA for bezuclastinib in patients with NonAdvSM in December 2025, which was accepted by the FDA in March 2026. The FDA assigned a Prescription Drug User Fee Act ("PDUFA") target action date of December 30, 2026. We submitted an NDA in June 2026 for patients with AdvSM, which was accepted by the FDA in September 2026. The FDA assigned a PDUFA target action date of June 29, 2027. In October 2025, the FDA granted Breakthrough Therapy Designation (“BTD”) for bezuclastinib in NonAdvSM patients previously treated with avapritinib as well as in patients with SSM, both patient populations with no currently approved standard of care. The FDA and European Medicines Agency (“EMA”) have granted orphan drug designation to bezuclastinib for the treatment of Mastocytosis.

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

PEAK is our randomized open-label, global Phase 3 clinical trial designed to evaluate the safety, tolerability, and efficacy of bezuclastinib in combination with sunitinib compared to sunitinib alone in patients with locally advanced, unresectable or metastatic GIST who have received prior treatment with imatinib. We reported top-line results from our PEAK trial in November 2025 and full results in May 2026, which demonstrated a substantial and highly statistically significant clinical benefit on the primary endpoint of progression free survival (“PFS”). Median PFS was 16.5 months for the bezuclastinib combination vs. 9.2 months for sunitinib monotherapy, and the bezuclastinib combination reduced the risk of disease progression or death by 50% compared to sunitinib monotherapy. In January 2026, we announced that the FDA agreed to accept our NDA for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib under the Real-Time Oncology Review (“RTOR”) program and we submitted our GIST NDA in March 2026 under this program, which was accepted by the FDA with Priority Review in May 2026. The FDA assigned a PDUFA target action date of November 30, 2026. In January 2026, the FDA also granted BTD for bezuclastinib in combination with sunitinib for patients with GIST who have received prior treatment with imatinib. Bezuclastinib has been granted orphan drug designation for the treatment of GIST by the FDA under the Orphan Drug Act and by the EMA.

During the second quarter of 2026, we initiated a single-arm, 40 patient extension cohort of the PEAK trial investigating the safety and efficacy of bezuclastinib in combination with sunitinib in first-line GIST patients. This cohort is designed to prospectively measure overall response rate and PFS in patients with either exon 9 or exon 11 primary mutations.

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

CGT4255 (ErbB2)

We are also advancing a novel, ErbB2 mutant program, which is focused on actionable and underserved mutations in a variety of solid tumor systemic and CNS involved indications. HER2 alterations such as amplification, overexpression, insertions, and point mutations, are established oncogenic drivers in many solid tumors. Activating HER2 mutations are found in 2-4% of advanced lung cancers and have emerged as mechanisms of acquired resistance to targeted therapies. Patients with HER2 mutant lung tumors develop more brain metastasis during treatment than patients with any other oncogenic drivers in lung cancer. Addressing brain metastasis in this group of patients remains a clinical challenge with limited therapeutic options. Approved HER2 tyrosine kinase inhibitors have inferior potency against key mutations and lack sufficient brain penetration to be an impactful treatment option for patients with brain metastasis. We have an ongoing Phase 1 dose escalation study for CGT4255.

CGT6297 (PI3Kα)

Our research team is developing a potential best-in-class, wild-type-sparing, PI3Kα inhibitor that provides coverage of both the H1047R mutation as well as E542K and E545K helical mutants, which affects >30,000 cancer patients each year. The phosphoinositide 3-kinase (“PI3K”) pathway is a key cell cycle regulating pathway that has an established role in tumor growth and development. PI3Kα mutations are highly prevalent in many solid tumors and are present in 36% of all breast cancer patients. The approved agents for these patients often lead to dose limitations, resulting from activity against wild-type PI3Kα. We have an ongoing Phase 1 dose escalation study for CGT6297.

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

Financial Operations Overview

Since our inception in 2014, we have focused significant efforts and financial resources on establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies and clinical trials, staffing our company, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. Our net loss was $305.2 million for the nine months ended September 30, 2026 compared to net loss of $226.4 million for the nine months ended September 30, 2025. As of September 30, 2026, we had an accumulated deficit of $1,493.6 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $791.1 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2028, well past all three pending PDUFA action dates for bezuclastinib.

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

Interest Expense

Interest expense consists of interest incurred on the Notes and the Credit Facility (each as defined in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q) and the associated amortization of issuance costs and the accretion of debt discount.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$75,099	$68,989	$6,110
General and administrative	42,085	14,366	27,719
Total operating expenses	117,184	83,355	33,829
Loss from operations	(117,184)	(83,355)	(33,829)
Other income:
Interest income	7,052	3,887	3,165
Interest expense	(1,243)	(1,459)	216
Other expense, net	(51)	(3)	(48)
Total other income, net	5,758	2,425	3,333
Net loss	$(111,426)	$(80,930)	$(30,496)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$30,649	$32,230	$(1,581)
Early-stage, preclinical and discovery programs	12,065	10,555	1,510
Unallocated expenses:
Personnel related (including stock-based compensation)	25,299	20,585	4,714
Laboratory supplies, facility related and other	7,086	5,619	1,467
Total research and development expenses	$75,099	$68,989	$6,110

Total research and development expense increased by $6.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by costs to support the SUMMIT, PEAK and APEX clinical programs, regulatory activities associated with potential approvals of bezuclastinib, continued investment in the company's early-stage research pipeline, and pre-launch inventory. The change also includes an increase in stock-based compensation expense of $2.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $42.1 million, compared to $14.4 million for the three months ended September 30, 2025. The increase in general and administrative expenses was driven by continued investments in commercial readiness, including personnel and infrastructure to support the potential launch of bezuclastinib, as well as overall organizational growth. The change also includes an increase in stock-based compensation expense of $4.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Interest Income

Interest income for the three months ended September 30, 2026 was $7.1 million, compared to $3.9 million for the three months ended September 30, 2025. The increase is due to higher invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $1.2 million related to the Notes and associated amortization of issuance costs and the accretion of debt discount. Interest expense for the three months ended September 30, 2025 was $1.5 million related to the Credit Facility and associated amortization of financing costs and the accretion of debt discount.

Other Expense, Net

Other expense, net for the three months ended September 30, 2026 and 2025 was not material and represented miscellaneous expense.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$221,275	$194,221	$27,054
General and administrative	102,154	39,649	62,505
Total operating expenses	323,429	233,870	89,559
Loss from operations	(323,429)	(233,870)	(89,559)
Other income:
Interest income	22,121	9,212	12,909
Interest expense	(3,673)	(1,773)	(1,900)
Other expense, net	(202)	(14)	(188)
Total other income, net	18,246	7,425	10,821
Net loss	$(305,183)	$(226,445)	$(78,738)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Direct external research and development expenses:
Bezuclastinib	$84,344	$87,442	$(3,098)
Early-stage, preclinical and discovery programs	37,831	30,372	7,459
Unallocated expenses:
Personnel related (including stock-based compensation)	78,462	60,400	18,062
Laboratory supplies, facility related and other	20,638	16,007	4,631
Total research and development expenses	$221,275	$194,221	$27,054

Total research and development expense increased by $27.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by costs to support the SUMMIT, PEAK and APEX clinical programs, regulatory activities associated with potential approvals of bezuclastinib, continued investment in the company's early-stage research pipeline, and pre-launch inventory. The change also includes an increase in stock-based compensation expense of $9.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 were $102.2 million, compared to $39.6 million for the nine months ended September 30, 2025. The increase in general and administrative expenses was driven by continued investments in commercial readiness, including personnel and infrastructure to support the potential launch of bezuclastinib, as well as overall organizational growth. The change also includes an increase in stock-based compensation expense of $11.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Interest Income

Interest income for the nine months ended September 30, 2026 was $22.1 million, compared to $9.2 million for the nine months ended September 30, 2025. The increase is due to higher invested balances in cash equivalents and marketable securities.

Interest Expense

Interest expense for the nine months ended September 30, 2026 was $3.7 million related to the Notes and associated amortization of issuance costs and the accretion of debt discount. Interest expense for the nine months ended September 30, 2025 was $1.8 million related to the Credit Facility and associated amortization of financing costs and the accretion of debt discount.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2026 and 2025 was not material and represented miscellaneous expense.

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

As of September 30, 2026, we had 188,353,219 shares outstanding on an as-converted basis, which consists of (i) 173,983,719 shares of common stock outstanding, (ii) 39,414 shares of Series A Non-Voting Convertible Preferred Stock that are convertible into 9,853,500 shares of common stock and (iii) 4,516 shares of Series B Non-Voting Convertible Preferred Stock that are convertible into 4,516,000 shares of common stock.

On May 6, 2022, we entered into a Sales Agreement with Guggenheim Securities, LLC (“Guggenheim Securities”), as amended by that certain Amendment No. 1 to Sales Agreement, dated November 7, 2025 (as amended, the “Sales Agreement”) pursuant to which we may issue and sell, from time to time, shares of our common stock through Guggenheim Securities, as the sales agent, in an at the market offering (“ATM”) registered under a shelf registration statement on Form S-3. On August 10, 2026, we filed a prospectus supplement pursuant to Rule 424(b) under the Securities Act with the SEC relating to the offer and sale of up to an additional $400.0 million of shares of common stock under the Sales Agreement, in addition to the $300.0 million of shares of common stock covered by the prospectus supplement filed on November 7, 2025. During the nine months ended September 30, 2026, 3,094,902 shares were sold under the Sales Agreement for net proceeds of approximately $117.5 million. As of September 30, 2026, $414.6 million remained unsold and available for sale under the Sales Agreement.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $791.1 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2028, well past all three pending PDUFA action dates or bezuclastinib.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(244,941)	$(185,339)
Net cash provided by (used in) investing activities	15,135	(76,757)
Net cash provided by financing activities	135,255	289,564
Net (decrease) increase in cash, cash equivalents and restricted cash	$(94,551)	$27,468

Operating Activities

Net cash used in operating activities was $244.9 million during the nine months ended September 30, 2026 and primarily consisted of a net loss of $305.2 million, adjusted for changes in our net working capital and other non-cash items, including stock-based compensation of $50.9 million.

Net cash used in operating activities was $185.3 million during the nine months ended September 30, 2025 and primarily consisted of a net loss of $226.4 million, adjusted for changes in our net working capital and other non-cash items, including stock-based compensation of $30.3 million.

Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $15.1 million, which consisted of maturities and sales of marketable securities, partially offset by purchases of marketable securities and property and equipment.

During the nine months ended September 30, 2025, net cash used in investing activities was $76.8 million which consisted of purchases of marketable securities and property and equipment, partially offset by maturities and sales of marketable securities.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $135.3 million, which consisted of $117.5 million in proceeds from the issuance of common stock under the ATM, net of paid issuance costs, proceeds from the issuance of common stock upon stock option exercises, and proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

During the nine months ended September 30, 2025, net cash provided by financing activities was $289.6 million, which consisted of $215.8 million in proceeds from the issuance of common stock in a public offering, net of paid offering costs, $47.0 million in proceeds from the Credit Facility, net of paid issuance costs, $24.3 million in proceeds from the issuance of common stock under the ATM, net of paid issuance costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the issuance of common stock upon stock option exercises.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $791.1 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2028, well past all three pending PDUFA action dates for bezuclastinib. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2026, as compared to those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

A description of our material cash requirements, including commitments for capital expenditures, is described above and disclosed in Note 7 and Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. These include approximately $108.5 million of non-cancelable minimum purchase commitments as of September 30, 2026 under our agreements with contract manufacturing organizations, including the Commercial Supply Agreement we entered into with Hovione FarmaCiencia S.A. in September 2026 for the commercial supply of bezuclastinib, which has an initial five-year term and requires us to purchase specified minimum percentages of our requirements from Hovione.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Directors and Officers

During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements except as previously reported in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description

10.1(1)(2)*	Commercial Supply Agreement, dated as of September 1, 2026, between Cogent Biosciences, Inc. and Hovione FarmaCiencia S.A.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

(1) Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) the type that the registrant treats as private or confidential.

(2) Schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

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

COGENT BIOSCIENCES, INC.

Date: November 5, 2026	By:	/s/ Andrew Robbins
Andrew Robbins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ John Green
John Green
Chief Financial Officer
(Principal Accounting and Financial Officer)